Form 10-Q
period 2021-03-31
Talis Biomedical Corp
filed 2021-05-13
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 001-40047

Talis Biomedical Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)		46-3122255 (I.R.S. Employer Identification No.)
230 Constitution Drive Menlo Park, California 94025		94025
(Address of principal executive officers)		(Zip Code)
Registrant’s telephone number, including area code:
	(650) 433-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TLIS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 6, 2021, there were 55,501,255 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 25,637,581 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock, which is a voting common stock equivalent, subject to certain limitations.

i

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in this Quarterly Report in greater detail under the heading “Risk factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to the registration statement, of which this Quarterly Report is a part, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part II, Item 1A of this Quarterly Report. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report as part of your evaluation of an investment in our common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash	$348,012	$138,483
Restricted cash	34,650	34,650
Grants receivable	—	238
Unbilled grants receivable	—	233
Prepaid research and development expenses	5,212	12,014
Prepaid expenses and other current assets	3,448	3,106
Total current assets	391,322	188,724
Property and equipment, net	9,712	9,114
Operating lease right-of-use-assets	400	567
Other long term assets	1,748	—
Total assets	$403,182	$198,405
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,826	$4,906
Accrued compensation	4,835	2,738
Accrued expenses and other current liabilities	30,697	7,694
Current operating lease liabilities	491	693
Total current liabilities	46,849	16,031
Commitments and contingencies (Note 5)
Convertible preferred stock, $0.0001 par value—no shares authorized as of March 31, 2021 and 229,296,908 shares authorized as of December 31, 2020; no shares issued and outstanding as of March 31, 2021 and 53,509,351 shares issued and outstanding as of December 31, 2020; no aggregate liquidation preference of as of March 31, 2021 and $475,617 as of December 31, 2020	—	290,945
Stockholders’ equity (deficit):
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 and 57,324,227 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 29,863,674 and no Series 1 convertible preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $3 as of March 31, 2021 and none as of December 31, 2020	3	—
Common stock, $0.0001 par value; 200,000,000 and 230,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 25,637,581 and 2,126,254 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	—
Additional paid-in capital	589,726	64,335
Accumulated deficit	(233,398)	(172,906)
Total stockholders’ equity (deficit)	356,333	(108,571)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$403,182	$198,405

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of operations and comprehensive loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Grant revenue	$7,000	$399
Operating expenses:
Research and development	60,193	5,714
Selling, general and administrative	7,327	2,080
Total operating expenses	67,520	7,794
Loss from operations	(60,520)	(7,395)
Other income:
Other income, net	28	21
Total other income, net:	28	21
Net loss and comprehensive loss	$(60,492)	$(7,374)
Net loss per share, basic and diluted	$(4.61)	$(3.49)
Weighted average shares used in the calculation of net loss per share, basic and diluted	13,110,713	2,115,770

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of convertible preferred stock and stockholders’ equity (deficit) (Unaudited)

(in thousands, except for share amounts)

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance at December 31, 2020	53,509,351	$290,945	—	—	2,126,254	$—	$64,335	$(172,906)	$(108,571)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	85,895	—	131	—	131
Issuance of Common Stock upon initial public offering, net of issuance costs of $21,349	—	—	—	—	15,870,000	2	232,546	—	232,548
Conversion of convertible preferred stock into common stock and Series 1 convertible preferred stock upon initial public offering	(53,509,351)	(290,945)	29,863,674	3	7,555,432	—	290,942	—	290,945
Stock-based compensation expense	—	—	—	—	—	—	1,772	—	1,772
Net loss	—	—	—	—	—	—	—	(60,492)	(60,492)
Balance at March 31, 2021	—	$—	29,863,674	$3	25,637,581	$2	$589,726	$(233,398)	$356,333

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance at December 31, 2019	37,871,430	$42,755	2,115,583	$—	$60,636	$(81,776)	$(21,140)
Issuance of Common Stock upon exercise of stock options	—	—	483	—	5	—	5
Stock-based compensation expense	—	—	—	—	681	—	681
Net loss	—	—	—	—	—	(7,374)	(7,374)
Balance at March 31, 2020	37,871,430	$42,755	2,116,066	$—	$61,322	$(89,150)	$(27,828)

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of cash flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(60,492)	$(7,374)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Stock-based compensation	1,772	681
Depreciation and amortization	216	185
Non-cash lease expense	143	138
Changes in operating assets and liabilities:
Unbilled grants receivable	233	(328)
Grants receivable	238	1,735
Prepaid expenses and other current assets	(342)	(29)
Prepaid research and development	6,803	(99)
Other long term assets	(981)	—
Accounts payable	5,821	(160)
Accrued expenses and other liabilities	24,283	(138)
Lease liabilities	(179)	(193)
Net cash used in operating activities	$(22,485)	$(5,582)
Investing activities
Purchase of property and equipment	(698)	(119)
Net cash used in investing activities	$(698)	$(119)
Financing activities
Proceeds from initial public offering, net of issuance costs	233,348	—
Proceeds from stock option exercises	131	5
Net cash provided by financing activities	$233,479	$5
Net increase in cash and restricted cash	210,296	(5,696)
Cash and restricted cash at beginning of period	173,133	21,604
Cash and restricted cash at end of period	$383,429	$15,908
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses and other liabilities	$117	$73
Deferred initial public offering costs included in accrued expenses and other liabilities	$802	$—

The following table provides a reconciliation of the cash and restricted cash balances as of each of the periods shown above:

	Three Months Ended March 31,
	2021	2020
Cash	$348,012	$15,908
Restricted cash	34,650	—
Other long term assets – restricted cash	767	—
Total cash and restricted cash	$383,429	$15,908

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Notes to Condensed Financial Statements (Unaudited)

1. Organization and nature of business

Talis Biomedical Corporation (the Company) is a molecular diagnostic company focused on transforming diagnostic testing through innovative molecular diagnostic products that enable customers to deploy accurate, reliable, low cost and rapid point-of-care testing for infectious diseases and other conditions. The Company was incorporated in 2013 under the general laws of the State of Delaware and is based in Menlo Park, California (CA) and Chicago, Illinois (IL).

Initial Public Offering and Reverse Stock Split

In February 2021, the Company amended and restated its amended and restated certificate of incorporation to effect a 1-for-1.43 reverse split (2021 Reverse Split) of shares of the Company’s common stock. The par value and authorized shares of common stock were not adjusted as a result of the 2021 Reverse Split. Shares of the Company’s convertible preferred stock were not subject to the 2021 Reverse Split but have been converted at the same rate as the reverse split. All of the share and per share information included in the accompanying condensed financial statements has been retroactively adjusted to reflect the 2021 Reverse Split.

In February 2021, the Company completed an initial public offering (IPO) in which the Company issued and sold 13,800,000 shares of common stock at a public offering price of $16.00 per share, with an additional 2,070,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate proceeds received by the Company from the IPO was $232.5 million after deducting underwriting discounts, commissions and offering expenses of approximately $21.3 million. Upon the closing of the IPO, convertible preferred stock held by Baker Bros. Advisors LP, a related party, and its affiliates, were converted into 29,863,674 Series 1 convertible preferred stock. The remaining outstanding convertible preferred stock were converted into 7,555,432 shares of common stock.

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including net losses of $60.5 million for the three months ended March 31, 2021. As of March 31, 2021, the Company had unrestricted cash of $348.0 million and $35.4 million of restricted cash. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its products. The Company expects its existing unrestricted cash as of March 31, 2021 will be sufficient to fund its operations through at least one year from the date these condensed financial statements are issued. The Company expects to finance its future operations with its existing restricted and unrestricted cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, grant agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These unaudited condensed financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period.

The condensed balance sheet presented as of December 31, 2020, has been derived from the audited financial statements as of that date. The condensed financial statements and notes are presented do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates include, but are not limited to, recovery of long-lived assets, stock-based compensation expense, research and development accruals, the measurement of right-of-use assets and lease liabilities, uncertain tax positions, and the fair value of common stock prior to the Company’s IPO. Actual results could vary from the amounts derived from management’s estimates and assumptions.

Reclassifications

The accompanying condensed balance sheet as of December 31, 2020 reflects the Company’s reclassification of accrued compensation out of accrued expenses and other liabilities to conform with current year presentation.

Deferred initial public offering costs

The Company capitalizes certain direct incremental legal, consulting, banking and accounting fees primarily relating to the Company’s IPO. After consummation of the IPO, which closed on February 17, 2021, these costs were recorded in stockholders' equity as a reduction of additional paid-in capital. As of December 31, 2020, the Company recorded deferred offering costs of $2.4 million recorded within other current assets on the balance sheet.

Restricted Cash

Restricted cash consists of cash that serves as collateral for the Company’s standby letters of credit (see Note 5). Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is classified as a long term asset, otherwise, restricted cash is included in current assets in the balance sheet.

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

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has and may continue to impact the Company’s third-party manufacturers and suppliers, which could disrupt its supply chain or the availability or cost of materials. The effects of the public health directives and the Company’s work-from-home policies may negatively impact productivity, disrupt its business and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in the Company’s operations could negatively impact business, results of operations and financial condition, including its ability to obtain financing. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in these condensed financial statements.

The Company has developed its COVID-19 test in direct response to the pandemic and has been awarded a contract from the NIH for Phase 2 of its Rapid Acceleration of Diagnostics (RADx) initiative. These developments may mitigate risks that could affect the Company’s ability to complete its clinical trials in a timely manner, delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations.

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

Income Taxes

On March 11, 2021, the President signed the American Rescue Plan Act of 2021 (ARPA) into law.  ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (CARES Act), through December 31, 2021. The enactment of ARPA did not have a material impact on our condensed financial statements.

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

The Company does not capitalize pre-launch inventory costs until future commercialization is considered probable and the future economic benefit is expected to be realized. Capitalizing pre-launch inventory costs will not occur prior to obtaining an Emergency Use Authorization (EUA) or other U.S Food and Drug Administration (FDA) marketing authorization unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable, and future economic benefit can be asserted. The Company records such costs as research and development expenses, or if used in marketing evaluations records such costs as selling, general and administrative expenses.

In 2020, the Company began developing production lines to automate the production of its Talis One cartridges for the COVID-19 assay with the intention to scale-up its manufacturing capabilities to meet the high demand expected in response to the COVID-19 pandemic. Approximately $69.5 million of the high capacity production equipment acquired as part of the Company’s effort to scale-up its manufacturing capacity, is highly specialized for the manufacturing of the Company’s Talis One cartridges and was determined not to have an alternative future use, of which $28.6 million had been incurred in the three months ending March 31, 2021. All materials, equipment, and external consulting costs associated with developing aspects of the production line that do not have an alternative future use are expensed as research and development costs until regulatory approval is obtained. Materials, equipment, and external consulting costs associated with developing aspects of the production line that are deemed to have an alternative future use are capitalized as property and equipment, assessed for impairment and depreciated over their related useful lives. These research and development costs, including expenditures for property and equipment with no alternative future use, are classified as operating cash outflows within the Company’s statements of cash flows.

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

Convertible preferred stock

The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company has classified its historical convertible preferred stock, which are redeemable, as temporary equity in the accompanying balance sheets due to terms that allow for redemption of the shares into the Company’s common stock. The Company has classified Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock as permanent equity in the accompanying condensed balance sheets, as they meet the criteria for permanent equity classification and the liquidation value is de minimis. The Company also evaluates the features of its convertible preferred stock to determine if the features require bifurcation from the underlying shares by evaluating if they are clearly and closely related to the underlying shares and if they do, or do not, meet the definition of a derivative.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of potential dilutive securities. The convertible preferred stock are participating securities but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic earnings per share. Stock options, convertible preferred stock, and shares estimated to be purchased under the Company’s employee stock purchase plan (ESPP) are considered potentially dilutive common stock. The Company computes diluted net loss per share after giving consideration to all potentially dilutive common stock outstanding during the period, determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive.

For the period ended March 31, 2021 and December 31, 2020, the Company reported a net loss. The potentially dilutive common stock would have been anti-dilutive and therefore basic and diluted loss per share attributable to common stockholders were the same.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any other comprehensive income or loss for either period presented, and therefore comprehensive loss was the same as the Company’s net loss.

New Accounting Pronouncements

Recently adopted accounting standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06 (ASU 2020-06) Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 removes certain bifurcation models for convertible debt instruments and convertible preferred stock. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. In addition, the amendments expand disclosure requirements for convertible instruments and simplify areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance is to be applied using either a full retrospective or modified retrospective method. The Company early adopted ASU 2020-06 on January 1, 2021, with no impact on its financial position, results of operations or cash flows.

Accounting standards issued but not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASU 2016-13) to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2021 (JOBS Act), and assuming the Company continues to be considered an emerging growth company, ASU 2016-13 will be effective for the Company on January 1, 2023. The Company has not yet determined the potential effects of ASU 2016-13 on its financial statements and disclosures.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development costs	$29,002	$6,360
Professional fees	831	608
Other liabilities	864	726
	$30,697	$7,694

4. Grant revenue and receivables

NIH Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) Initiative contracts

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

During the three months ended March 31, 2021, the Company recognized as revenue and received $7.0 million in relation to the RADx initiative. The Company received $1.2 million relating to completing the second stage of the contract and $5.8 million relating to completing the third stage of the contract during the three months ended March 31, 2021. The remaining $9.5 million available under the RADx contract is contingent upon the Company meeting agreed-upon contractual milestones. There were no unbilled receivables recorded for this contract as of March 31, 2021 or December 31, 2020.

During the three months ended March 31, 2020, the Company recognized $0.2 million of grant revenue related to efforts incurred under each of its NIH and CARB-X grants.

5. Commitments and contingencies

Operating leases

In January 2021 the Company entered a new operating lease for laboratory and office space in Chicago, IL. As of March 31, 2021, the Company did not have access to the space, concluded that the leasehold improvements were lessor owned and determined that the lease had not yet commenced for accounting purposes. The lease will continue for an initial term of 11 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the new lease is approximately $1.7 million annually with fixed escalations of 2.5% per annum.

In January 2021, the Company entered a new operating lease for laboratory and office space in Redwood City, CA. As of March 31, 2021, the Company did not have access to the space, concluded that the leasehold improvements were lessor owned and determined that the lease had not yet commenced for accounting purposes. The lease will continue for an initial term of 10.5 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the new lease is approximately $2.6 million annually with fixed escalations of 3.0% per annum. The Company has included $1.0 million of security deposit to secure the lease within other long term assets on the condensed balance sheet.

Standby letter of credit

Between June 2020 and August 2020, the Company executed and amended a $33.0 million standby letter of credit (LOC) with JPMorgan Chase (JPMC) as terms of collateral that were required by one of the Company’s contract manufacturing organizations. The Company is required to maintain a cash balance of $34.7 million as collateral for the LOC for the term of the contract, which is for a period less than one year from the balance sheet date. The collateral for the LOC is classified as restricted cash on the condensed balance sheets.

In conjunction with the Chicago laboratory lease entered into in January 2021, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long term assets on the condensed balance sheet because it is unavailable for a period longer than one year from the balance sheet date.

Neither LOC had been drawn upon as of March 31, 2021.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also provides indemnifications to directors and officers of the Company to the maximum extent permitted under applicable Delaware law. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Unconditional purchase obligations

In the normal course of business, the Company enters into various firm purchase commitments. As of March 31, 2021, these commitments total approximately $85.5 million in aggregate and are primarily related to the build out of manufacturing capacity of $21.5 million and purchase of certain inventory related items of $64.0 million, all of which are expected to be incurred in 2021.

6. Convertible preferred stock and stockholders’ equity (deficit)

Amended and Restated Certificate of Incorporation

Immediately prior to the closing of the Company’s IPO in February 2021, the Company’s Board of Directors approved and the Company filed its Amended and Restated Certificate of Incorporation, which authorized the issuance of up to 170,000,000 of convertible preferred stock with a par value of $0.0001 per share, of which 60,000,000 shares have been designated as Series 1 convertible preferred stock and 60,000,000 shares have been designated Series 2 non-voting convertible preferred stock.

Convertible preferred stock

The Company had an aggregate 53,509,351 shares of convertible preferred stock issued and outstanding as of December 31, 2020. Upon the closing of the IPO, 42,705,056 affiliated convertible preferred stock with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining 10,804,295 outstanding convertible preferred stock were converted into 7,555,432 shares of common stock. As of March 31, 2021, there were no shares of Series 2 non-voting convertible preferred stock outstanding.

The Company’s convertible preferred stock consisted of the following (in thousands, except share amounts):

March 31, 2021	Preferred authorized	Preferred shares issued and outstanding	Common shares issuable upon conversion
Series 1 convertible preferred stock	60,000,000	29,863,674	29,863,674
Series 2 non-voting convertible preferred stock	60,000,000	—	—
Undesignated	50,000,000	—	—
	170,000,000	29,863,674	29,863,674

December 31, 2020	Preferred authorized	Preferred shares issued and outstanding	Carrying Value	Liquidation Preference	Common shares issuable upon conversion
Series C-1 convertible preferred stock	13,404,197	13,404,197	39,756	105,041	9,373,556
Series C-2 convertible preferred stock	13,404,197	—	—	—	—
Series D-1 convertible preferred stock	11,809,630	1,437,178	3,561	5,631	1,005,013
Series D-2 convertible preferred stock	11,809,630	10,372,452	24,365	40,641	7,253,461
Series E-1 convertible preferred stock	13,477,088	2,289,899	16,943	24,319	1,601,316
Series E-2 convertible preferred stock	13,477,088	11,187,189	82,766	118,808	7,823,208
Series F-1 convertible preferred stock	18,633,312	4,859,897	38,496	59,420	3,398,514
Series F-2 convertible preferred stock	18,633,312	9,958,539	85,058	121,758	6,964,012
Series 1 convertible preferred stock	57,324,227	—	—	—	—
Series 2 non-voting convertible preferred stock	57,324,227	—	—	—	—
	229,296,908	53,509,351	$290,945	$475,617	37,419,080

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock have various rights, privileges and features. The Company determined that none of the features required bifurcation from the underlying shares, either because they are clearly and closely related to the underlying shares or because they do not meet the definition of a derivative. The rights, preferences, and privileges of the Company’s Series 1 and Series 2 convertible preferred stock are as follows:

Voting

The holders of our Series 1 convertible preferred stock are entitled to one vote per share. Holders of shares of our common stock and Series 1 convertible preferred stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, subject to the limitations described above. The Series 1 convertible preferred stock does not have cumulative voting rights.

Holders of our Series 2 convertible preferred stock have no voting rights except as required by law or as set forth in our amended and restated certificate of incorporation.

Conversion

The Series 1 convertible preferred stock is convertible, at the election of the holder, into Series 2 convertible preferred stock on a one-for-one basis at any time following the third anniversary of the closing of the IPO. Shares of Series 1 convertible preferred stock automatically convert to common stock on a one-for-one basis at any time at the discretion of the holder, or upon any sale or transfer of such shares of Series 1 convertible preferred stock.

Conversion of the Series 2 convertible preferred stock is prohibited if the holder exceeds a specified threshold of voting security ownership. The Series 2 convertible preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like; provided that such holder shall not be entitled to convert the Series 2 convertible preferred in excess of that number of convertible preferred stock which upon giving effect or immediately prior to such conversion would cause the holder to exceed 4.99% ownership or voting power individually or in aggregate with its affiliated holders. The 4.99% can be increased to up to 19.99% by the holders of such shares with 61 days’ notice to the Company. Shares of Series 2 convertible preferred stock automatically convert to common stock on a one-for-one basis upon any sale or transfer of such shares of Series 2 convertible preferred stock.

Dividends

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock have the right to receive dividends first or simultaneously with payment of dividends on common stock.

Liquidation preference

In the event of any liquidation or dissolution of the company, holders of the Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock are entitled to receive $0.0001 per share prior to the payment of any amount to any holders of our capital stock ranking junior to the Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock and thereafter shall participate on an as-if-converted-to-common-stock basis.

Protective provisions

Consent of the holders of a majority of the voting rights of the outstanding Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock is required for any amendment or change of the rights, preferences, privileges, or powers of, or the restrictions provided for the benefit of, the Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock.

Registration rights

In March 2021, the Company entered into a registration rights agreement (the Registration Rights Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (the Baker Funds), holders of our Series 1 convertible preferred stock and related parties. The obligations of the Company regarding such registration rights include, but are not limited to, file a registration statement with the SEC for the registration of registrable securities, reasonable efforts to cause such registration statement to become effective, keep such registration statement effective for up to 30 days, prepare and file amendments and supplements to such registration statement and the prospectus used in connection with such registration statement, and notify each selling holder, promptly after the Company receives notice thereof, of the time when such registration statement has been declared effective or a supplement to any prospectus forming a part of such registration statement has been filed. The terms of the registration rights provide for the payment of certain expenses related to the registration of the shares, including a capped reimbursement of legal fees of a single special counsel for the holders of the shares, but do not impose any obligations for the Company to pay additional consideration to the holders in case a registration statement is not declared effective. Under the Registration Rights Agreement, the Baker Funds also have the right to one underwritten offering per calendar year, but no more than two underwritten offerings or block trades in any twelve month period, to effect the sale or distribution of their registrable securities, subject to specified exceptions, conditions and limitations. The Registration Rights Agreement also includes customary indemnification obligations in connection with registrations conducted pursuant to the Registration Rights Agreement.

Common stock

The Company’s February 2021 Amended and Restated Certificate of Incorporation authorized the issuance of up 200,000,000 shares of common stock, each having a par value of $0.0001 and entitled to one vote per share.

In February 2021, the Company issued and sold 15,870,000 shares of the Company’s common stock including 2,070,000 shares pursuant to the full exercise of the underwriter’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate net proceeds of $232.5 million after deducting underwriting discounts, commissions and offering expenses. As of March 31, 2021, the Company had 200,000,000 shares of common stock authorized and 25,637,581 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for future issuances:

As of March 31,
2021
Shares reserved for conversion of outstanding Series 1 convertible preferred stock	60,000,000
Shares reserved for conversion of outstanding Series 2 non-voting convertible preferred stock	60,000,000
Shares reserved for conversion of outstanding Undesignated convertible preferred stock	50,000,000
Shares reserved for options to purchase Common Stock under the 2013 Equity Incentive Plan	7,606,062
Shares reserved for options to purchase Common Stock under the 2021 Equity Incentive Plan	433,360
Shares reserved for issuance under the 2021 Equity Incentive Plan	4,801,482
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	550,000
Total	183,390,904

7. Stock-based compensation

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (2013 Plan) provides the Board the discretion to grant stock options and other equity-based awards to employees, directors, and consultants of the Company. The Board administers the 2013 Plan and has discretion to delegate some or all of the administration of the 2013 Plan to a committee or committees or an officer. To date, the Company has only granted Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs) to employees, consultants, and directors. Following the completion of the Company’s IPO no additional shares will be granted under the 2013 Plan. However, the 2013 Plan will continue to govern outstanding equity awards granted thereunder. To the extent outstanding options granted under the 2013 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2013 Plan, the number of shares underlying such awards will be available for future grant under the 2021 Equity Incentive Plan. As of March 31, 2021, there were 7,606,062 shares of common stock reserved by the Company for options to purchase common stock under the 2013 Plan and no shares of common stock remained available for future grants.

2021 Equity Incentive Plan

In February 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (2021 Plan), and our stockholders approved our 2021 Plan. Our 2021 Plan is a successor to and continuation of our 2013 Plan. To date, the Company has only granted Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs) to employees and directors. Therefore, the below discussion is limited to the terms applicable to ISOs and NSOs (collectively, stock options or options). As of March 31, 2021, there were 5,234,842 shares of common stock reserved by the Company for grant under the 2021 Plan and an aggregate of 4,801,482 shares of common stock remained available for future grants.

2021 Employee Stock Purchase Plan (ESPP)

In February 2021, the Company’s Board of Directors adopted our ESPP, and our stockholders approved our ESPP. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors. Employees may invest up to 15% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 4,750 shares of common stock during any six-month offering period. As of March 31, 2021, there were 550,000 shares of common stock available for issuance under the ESPP and no shares issued under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense of $0.1 million related to the ESPP has been recorded during the three months ended March 31, 2021.

Stock option activity

A summary of stock option activity during the three months ended March 31, 2021 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	7,737,095	$4.22	9.3	$16,374
Granted	433,360	$15.48
Exercised	(85,895)	$1.50
Forfeited/Expired	(45,138)	$3.62
Outstanding at March 31, 2021	8,039,422	$4.86	9.1	$65,470
Exercisable at March 31, 2021	1,179,385	$1.83	8.1	$12,998
Nonvested at March 31, 2021	6,860,037	$5.38	9.3	$52,472

As of March 31, 2021, the total unrecognized stock-based compensation related to stock options was $23.5 million, which is expected be recognized over a weighted-average period of approximately 3.1 years.

During 2020, the Chief Executive Officer of the Company received stock options for the purchase of 241,958 shares of common stock that vest upon the first sale by the Company of a regulatory authorized product. As of March 31, 2021, there was $1.4 million of unrecognized compensation expense related to these stock options as the achievement of the performance condition was not yet deemed probable.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2021	2020
Research and development	$623	$274
Selling, general and administrative	1,149	407
Total stock-based compensation	$1,772	$681

8. Related-party transactions

Research and development consulting services agreement

The Company has a service agreement with a major stockholder, director and member of its Scientific Advisory Board, under which, the individual is compensated for providing the Company with research and development consulting services. Under the agreement, the Company has made payments of less than $0.1 million for services rendered during each of the three months ended March 31, 2021 and 2020.

Financing activity

During the three months ended March 31, 2021, the company received proceeds of $106.2 million from the issuance of common stock to related parties as part of the Company’s IPO, including the Company’s majority shareholder, Baker Bros. Advisors LP, six officers and two members of the Company’s Board of Directors.

Registration rights

In March 2021, the Company entered into a registration rights agreement (the Registration Rights Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (the Baker Funds), holders of our Series 1 convertible preferred stock and related parties (see Note 6).

9. Net loss per share attributable to Common Stockholders

Net loss per share attributable to common stockholders

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	March 31,
	2021	2020
Numerator:
Net loss - basic and diluted	$(60,492)	$(7,374)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	13,110,713	2,115,770
Net loss per share - basic and diluted	$(4.61)	$(3.49)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The Company’s Series 1 convertible preferred stock are participating securities but because they do not have the obligation to share in the loss of the Company, they are excluded from the calculation of basic net loss per share. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three months ended March 31,
	2021	2020
Convertible preferred stock	—	37,871,430
Series 1 convertible preferred stock	29,863,674	—
Options to purchase Common Stock	8,039,422	5,019,157
Shares estimated to be purchased under 2021 ESPP	76,770	—
Total	37,979,866	42,890,587

10. Subsequent events

In December 2015, the Company entered a lease agreement in Menlo Park, CA for laboratory and office space. In April 2021, the Company further extended the term of this operating lease for an additional two months, extending the lease end date to December 31, 2021, with an option to extend the term for one additional month to January 2022.

In April 2021, the Company entered a new operating lease for laboratory and office space in Menlo Park, CA, which commenced on April 1, 2021. The lease will continue for 13 months. The Company’s total obligation over the new lease is approximately $0.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed financial statements and related notes elsewhere in this Quarterly Report and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 30, 2021 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special note regarding forward-looking statements.”

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

Overview

Our primary focus is to transform diagnostic testing through innovative molecular diagnostic products that enable customers to deploy accurate, reliable, low-cost and rapid molecular testing at the point-of-care for infectious diseases and other conditions.

We are developing the Talis One system which leverages expertise across chemistry, biology, engineering and software to create a fully integrated, cloud-enabled and portable molecular diagnostic solution that customers can rapidly deploy when and where needed. The Talis One system incorporates core proprietary technologies into a compact, easy-to-use instrument, that utilizes single use test cartridges and software, including a central cloud database, which are designed to work together to provide levels of testing accuracy equivalent to a central laboratory. We intend to commercialize the Talis One system as an integrated solution comprising single use consumables, an instrument and software. Our commercial strategy will focus on building and expanding an installed base of Talis One instruments and driving utilization of our Talis One assay kits to generate revenue from the purchase of such products. Subject to marketing authorization, our first commercial test will be a rapid point-of-care molecular diagnostic to detect SARS-CoV-2 directly from a patient sample in less than 30 minutes (COVID-19 test). We are also developing assays for the detection of other respiratory infections that could be included as a panel test with our COVID-19 test as well as tests for infections related to women’s health and sexually transmitted infections.

Our products will require marketing authorization from the FDA prior to commercialization. Due to the COVID-19 global pandemic, we are pursuing marketing authorization for our COVID-19 test under an emergency use authorization (EUA) rather than initially pursuing 510(k) clearance or other forms of marketing authorization under the FDA’s standard medical device authorities.

We have invested in automated cartridge manufacturing lines capable of producing one million Talis One cartridges per month. The first of such lines was delivered in the first quarter of 2021, and we expect will scale to meet demand through 2021. These manufacturing lines are located at our contract manufacturers’ sites and are operated by our contract manufacturing partners. We have also ordered 5,000 Talis One instruments from our instrument contract manufacturer.

Since our inception in 2013, we have devoted substantially all our efforts to research and development activities, manufacturing capabilities, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. We have principally financed our operations through the issuance and sale of shares of our convertible preferred stock to outside investors in private equity financings as well as the issuance of convertible promissory notes and receipts from government grants. Prior to our initial public offering we received $351.5 million from investors in our preferred stock financings and the sale of convertible promissory notes that converted in such financings. Additionally, on February 17, 2021, the Company raised $232.5 million through an initial public offering (IPO) to finance operations going forward.

We have incurred recurring losses since our inception, including net losses of $60.5 million for the three months ended March 31, 2021 and $7.4 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $233.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

As of March 31, 2021, we had unrestricted cash of $348.0 million. We expect that our cash of $348.0 million as of March 31, 2021 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued. We may need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek additional funding through the issuance of our common stock, other equity or debt financings, or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our assays and development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to significantly delay or scale back our operations.

We outsource essentially all of our manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third party contract manufacturers. Our outsourced production strategy is intended to drive rapid scalability and avoid the high capital outlays and fixed costs related to constructing and operating a manufacturing facility. Certain of our suppliers of components and materials are single source suppliers. To support our anticipated commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determined to not have an alternative future use have been expensed. The automated cartridge manufacturing lines are capable of producing one million Talis One cartridges per month, which we expect will scale to meet demand through 2021.

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

As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. We are considered an essential business and therefore the impact to our operations has been limited. To date, we have initiated some and may take additional temporary precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. For the safety of our employees and their families, we have temporarily reduced the presence of our employees in our facilities. Certain of our third-party service providers have also experienced shutdowns or other business disruptions. We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and planned clinical trial and other development timelines, as well as on our industry and the healthcare system.

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

Three vaccines for COVID-19 have been authorized for emergency use by the FDA as of March 2021. There has been a recent drop in COVID-19 testing volumes in the U.S.  While these recent testing trends could be attributable to the vaccines, we are unable to project the longer-term impact of vaccines or new COVID-19 variants on the demand for COVID-19 tests.

Enterprise Resource Planning

During the period ending March 31, 2021, the Company began its implementation of a new enterprise resource planning (ERP) system to provide better information and to support our commercial scale-up.

Components of our results of operations

Grant revenue

To date, all of our revenue has been derived from government grants, which includes an April 2018 subaward grant from Boston University as part of the CARB-X initiative, a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative. Under the RADx, CARB-X and NIH grants there is the possibility of an additional $9.5, $2.8 and $2.2 million, respectively, through April 2023.

These grants are not in scope of the contracts with customers accounting guidance as the government entities and/or government-sponsored entities are not customers under the agreements.

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

Until future commercialization is considered probable and the future economic benefit is expected to be realized, we do not capitalize pre-launch inventory costs prior to completion of marketing authorization unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable, and future economic benefit can be asserted. We record such costs to research and development costs, or if used in marketing evaluations reported to selling, general and administrative expense. A number of factors are taken into consideration, based on management’s judgment, including the current status in the regulatory approval process, potential impediments to the approval process, anticipated R&D initiatives and risk of technical feasibility, viability of commercialization and marketplace trends.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, sales, product management, corporate and business development and administrative functions. Beginning in the first quarter of 2021, the Company started to incur selling related expenses as part of planning for a commercial launch of our products. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, information technology, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our selling, general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization and sales of our platform. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs.

Other income (expense)

Other income (expense), net consists primarily of interest income on cash deposits held at financial institutions, and unrealized and realized foreign exchange gains and losses.

Results of operations

Comparison for the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Grant revenue	$7,000	$399	$6,601
Operating expenses:
Research and development	60,193	5,714	54,479
Selling, general and administrative	7,327	2,080	5,247
Total operating expenses	67,520	7,794	59,726
Loss from operations	(60,520)	(7,395)	(53,125)
Other income, net	28	21	7
Net loss and comprehensive loss	$(60,492)	$(7,374)	$(53,118)

Grant revenue

Our revenue for the three months ended March 31, 2021 and 2020 relates to the CARB-X and NIH grants and the RADx initiative. During the three months ended March 31, 2021, $7.0 million of revenue was recognized related to the completion of Stage 2 and Stage 3 milestones as part of the RADx grant. During the three months ended March 31, 2020, $0.2 million of revenue was recognized related to each of the NIH and CARB-X grants.

Research and development expenses

Substantially all of our research and development expenses incurred for the three months ended March 31, 2021 were related to the development of our first potential commercial product utilizing the Talis One system, a rapid, point-of-care molecular diagnostic test to detect COVID-19 directly from a patient sample.

Research and development expenses were $60.2 million for the three months ended March 31, 2021, compared to $5.7 million for the three months ended March 31, 2020, an increase of $54.5 million. The increase was primarily due to increases of $28.6 million related to the ramp up of manufacturing efforts, an increase of $14.4 million in instrument expenses, an increase $5.9 million relating to Talis One cartridges for the COVID-19 assay, and an increase of $3.3 million related to professional and personnel related expenses, including increased consulting expenses, stock compensation expenses, and personnel related expenses as we increased full-time and temporary headcount, and an increase of $2.2 million relating to an increase in allocated facilities and IT costs, supplies, freight and logistics costs offset by a decrease of $0.1 million in rent. We expect our research and development expenses to increase over the near term as we continue to scale-up our manufacturing capacity in anticipation of commercial launch of the Talis One system.

The ramp up of the Company’s manufacturing efforts, which began in the middle of 2020, is expected to continue to result in a significant increase in our research and development expenses through regulatory approval. As of March 31, 2021, we have incurred approximately $77.4 million related to such manufacturing scale-up costs. We expect to incur approximately $41.1 million of additional costs in the near term, of which we expect approximately $34.6 million to be recognized in research and development expense until we receive emergency use authorization, at which point we will start capitalizing these costs. The Company plans to submit an EUA for the Talis One system and COVID-19 assay cartridges in the second quarter of 2021. See “Liquidity and capital resources – Future funding requirements” below for additional information.

Selling, general and administrative expenses

General and administrative expenses were $7.3 million for the three months ended March 31, 2021, compared to $2.1 million for the three months ended March 31, 2020, an increase of $5.2 million. The increase was primarily due to increased personnel related expenses of $4.2 million, including salaries and wages, stock-based compensation expenses, and personnel related expenses as we have increased headcount within our commercial team and have added new administrative employees, increased consulting and recruiting expenses, and an increase of $1.0 million related to increased expenses related to insurance, intellectual property, and professional services expenses.

Liquidity and capital resources

Sources of liquidity

On February 12, 2021, we completed our IPO, pursuant to which we issued and sold 13,800,000 shares of our common stock and an additional 2,070,000 shares pursuant to the exercise in full by the underwriters of their option to purchase additional shares of our common stock, at a public offering price of $16.00 per share. The net proceeds from the IPO were $232.5 million after deducting underwriting discounts and commissions and other offering expenses.

We believe our cash balance as of March 31, 2021 is sufficient for our operations for at least the next 12 months from the date our condensed financial statements are issued based on our existing business plan and our ability to control the timing of significant expense commitments.

Future funding requirements

We do not have any commercial-scale manufacturing facilities and expect to rely on third parties to manufacture the Talis One system and related cartridges. We have entered into, and expect to enter into additional, agreements with contract manufacturers to support our manufacturing scale-up. We will also need engage third-party logistics providers to manage the movement of materials between suppliers and contract manufacturers and for finished goods warehousing. We also intend to invest in additional manufacturing capacity to meet market demand if the Talis One system is approved for marketing. The ramp up of these manufacturing efforts, which began in the middle of 2020, is expected to result in a significant increase in our research and development expenses until regulatory approval of our products is achieved.

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

To date, our primary uses of cash have been to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We currently have no other ongoing material financing commitments, such as other lines of credit or guarantees. We have recently increased our spending on automated cartridge manufacturing scale-up and instrument manufacturing, and expect expenses related to manufacturing to increase significantly as we prepare for a potential near-term commercial launch. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our platform. In addition, if we obtain marketing approval for our platform, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any future collaborators. We expect to incur additional costs associated with operating as a public company. Accordingly, we may choose to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $233.4 million through March 31, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash of $348.0 million as of March 31, 2021, will be sufficient to fund our operations for at least 12 months after these financial statements are issued. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of the Talis One system, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

•	our ability to receive, and the timing of receipt of, an EUA for our COVID-19 test;
•	the effectiveness and availability of the three vaccines in the U.S. that were authorized as of March 2021;

•	the amount of capital, and related timing of payments, required to build sufficient inventory of our Talis One system and test cartridges in advance of and during commercial launch;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for our platform if we receive marketing approval;
•	limitations of, or interruptions in, the quality or quantity of materials from our third party suppliers;
•	our ability to implement an effective manufacturing, marketing and commercialization operation;
•	the scope, progress, results and costs of our ongoing and planned operations;
•	the costs associated with expanding our operations;
•	the number and development requirements of assays for other diseases or disease states that we may pursue;
•	intervention, interruptions or recalls by government or regulatory agencies;
•	enhancements and disruptive advances in the diagnostic testing industry;
•	our estimates and forecasts of the market size addressable by our Talis One system;
•	security breaches, data losses or other disruptions affecting our information systems;
•	the regulatory and political landscape upon the launch of our commercialization of the Talis One system;
•	the revenue, if any, received from commercial sales of our products if approved, including additional working capital requirements if we pursue a reagent rental model for our Talis One instrument;
•	our ability to establish strategic collaborations; and
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(22,485)	$(5,582)
Cash used in investing activities	(698)	(119)
Cash provided by financing activities	233,479	5
Net increase in cash and restricted cash	$210,296	$(5,696)

Operating activities

During the three months ended March 31, 2021, cash used in operating activities was $22.5 million, resulting primarily from our net loss of $60.5 million partially offset by non-cash items of $2.1 million (primarily made up of stock-based compensation of $1.8 million and depreciation expense of $0.2 million), and an increase in our accrued expenses of $24.3 million. The increase in our accrued expenses of $24.3 million was primarily associated with the Company’s manufacturing scale-up project. The Company has increased spending on cartridge manufacturing scale-up and instrument manufacturing as we prepare for a potential commercial launch. Our net loss was further offset by a decrease in prepaid research and development of $6.8 million, and an increase in accounts payable of $5.8 million driven by an increase in manufacturing scale-up activities. These increases were partially offset by an increase in other long term assets of $1.0 million relating to a long term deposit on a new lease.

During the three months ended March 31, 2020, cash used in operating activities was $5.6 million, resulting primarily from our net loss of $7.4 million, partially offset by non-cash items of $1.0 million (primarily stock-based compensation of $0.7 million, and depreciation expense of $0.2 million), and an increase in unbilled receivables of $1.7 million and a decrease of accounts payable and accrued expenses of $0.3 million.

Investing activities

During the three months ended March 31, 2021 and 2020, we used $0.7 million and $0.1 million of cash, respectively, for investing activities related to purchases of property and equipment.

Financing activities

During the three months ended March 31, 2021, net cash provided by financing activities was $233.5 million primarily consisting of $233.4 million of proceeds from the issuance of common stock in the Company’s initial public offering and $0.1 million in proceeds from stock option exercises.

During the three months ended March 31, 2020, net cash provided by financing activities was less than $0.1 million, primarily consisting of proceeds from stock option exercise.

Contractual obligations and commitments

The following table summarizes our non-cancellable contractual obligations at March 31, 2021, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years
Operating leases(1)	$495	$491	$4
Purchase commitments(2)	85,462	85,462	—
Manufacturing production lines(3)	31,127	31,127	—
Total	$117,084	$117,080	$4

(1)

Represents minimum contractual lease payments on our real estate lease in Menlo Park, California. During the first quarter of 2021, the Company entered into a lease for laboratory and office space in Chicago, IL and a lease for laboratory and office space in Redwood City, CA. Because the leases have not commenced, we have excluded the commitment from the above analysis as of March 31, 2021. The Chicago, IL lease will continue for an initial term of 11 years with a minimum commitment of approximately $1.7 million annually with fixed escalations of 2.5% per annum. The Redwood City, CA lease will extend for an initial term of 10.5 years with a minimum commitment of approximately $2.6 million annually with fixed escalations of 3.0% per annum.

(2)	Represents firm purchase commitments in the normal course of business of $21.5 million and $64.0 million of Talis One instruments and Talis One cartridges, respectively.
(3)	Represents firm commitments relating to the scale-up of manufacturing capacity for Talis One cartridges, primarily attributed to investments in production lines.

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

Critical accounting policies and significant judgments and estimates

This discussion and analysis of financial condition and results of operation is based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions.

Our critical accounting policies and estimates are discussed in our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

Off-balance sheet arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed financial statements included within Item I of this Quarterly Report.

Emerging growth company status

In April 2012, JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we may adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public companies instead of the dates required for other public companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2021.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material weaknesses in internal control over financial reporting

In connection with the audit of our financial statements as of and for the year ended December 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to a lack of effective review of the estimated vendor progress related to the level of completion associated with our manufacturing scale-up project, which resulted in material adjustments to prepaid research and development expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During the first quarter of 2021, we began implementing specific remediation actions to address the material weakness, which included the following specific remediation actions:

•	Adding new control activities, modifying existing controls, and enhancing the documentation that evidences that controls are performed;

•	Supplementing our internal accounting resources with additional external accounting and finance resources; and
•	Expanding the hiring of accounting and finance personnel with more experience in developing and implementing internal controls specific to research and development and manufacturing operations.

We are in the process of implementing these additional control activities. Our goal is to remediate this material weakness by the end of 2021, subject to there being sufficient opportunities to conclude, through testing, that the enhanced controls are operating effectively, in order to meet our requirements to certify our controls under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company”.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d15(e) of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, other than the implementation of a new enterprise resource planning (ERP) system for financial accounting and reporting to replace our legacy ERP system. The implementation of this new system was not in response to any identified deficiency or material weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained. We currently are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, together with the other information contained in this Quarterly Report, including our financial statements and the related notes. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special note regarding forward-looking statements.”

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

Our regulatory strategy is to submit for the equivalent of a Clinical Laboratory Improvement Amendment of 1988 (CLIA)-waived authorization for use of the Talis One system with COVID-19 molecular diagnostic assay in non-laboratory settings. We initially submitted a request for an EUA to the FDA in January 2021 for our Talis One system with COVID-19 molecular diagnostic assay for the automated detection of nucleic acid from the SARS-CoV-2 virus in nasal swab samples from individuals suspected of COVID-19 by their healthcare provider in CLIA-moderate settings. In late February, the FDA informed the company that it cannot ensure the comparator assay used in the primary study has sufficient sensitivity to support Talis’s EUA application. On March 8, 2021, we announced that we withdrew our January application in favor of focusing on an application to authorize testing at the point-of-care. In late March 2021, we made certain modifications to our clinical validation strategy for the point-of-care environment, and now plan to submit an EUA application for the Talis One COVID-19 assay kit in CLIA waived settings in the second quarter of 2021. The clinical validation utilizes a different comparator assay, which we believe will address the FDA’s concerns, but there can be no assurance that the comparator assay will be sufficient to support this EUA application.

An EUA would allow us to market and sell our system with this assay without the need to pursue the lengthy and expensive 510(k) clearance process or any other marketing authorization process. The FDA may issue an EUA during a public health emergency if it determines that, based on the totality of the scientific evidence, that it is reasonable to believe that the product may be effective, that the known and potential benefits of a product outweigh the known and potential risks, that there is no adequate, approved and available alternative and if certain additional regulatory criteria are met. These standards for marketing authorization are lower than if the FDA were to review our test under its traditional marketing authorization pathways, and we cannot assure you that our COVID-19 assay kit would be cleared or approved under those more onerous clearance and approval standards. As a result, if we do not receive an EUA for our Talis One system with COVID-19 assay kit, the commercial launch of such products could be significantly delayed, which would adversely impact our business, financial condition and results of operations. The effects of any such delay would also be exacerbated if the demand for COVID-19 tests continues to decline prior to our receipt of any marketing authorization.

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

In order to commercialize our products, if approved, we will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners are unable to successfully scale-up the manufacture of our products in sufficient quality and quantity, the development, testing and clinical trials of that product may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

With respect to our COVID-19 test, our commercial success could also depend on the availability and effectiveness of any vaccinations for COVID-19. Three vaccines for COVID-19 were authorized for emergency use in the U.S. as of March 2021. There has been a recent drop in COVID-19 testing volumes in the U.S. While these recent testing trends could be attributable to the vaccines, we are unable to project the longer-term impact of vaccines or new COVID-19 variants on the demand for COVID-19 tests. Commercial success of our respiratory panel could further depend on receiving FDA authorization early enough to market tests during the 2021-2022 flu season in the U.S. A delay in receiving authorization could cede market share to competitors who have already obtained authorization for combined COVID-flu tests. Additionally, even if our diagnostic tests achieve widespread market acceptance, they may not maintain that market acceptance over time if competing diagnostic tests or technologies, which are more cost effective or are received more favorably, are introduced. Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

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

We do not currently have a sales or marketing infrastructure and have limited experience in the sales, marketing, customer support or distribution of medical devices. To achieve commercial success for any product for which we retain sales and marketing responsibilities, we must build our sales, marketing, customer support, managerial and other capabilities or make arrangements with third parties to perform these services. We recently hired a Chief Commercial Officer, a VP, Enterprise Sales and a National Sales Director, are actively hiring a sales force. We are currently planning to establish internal sales and marketing teams to address the COVID-19 test opportunity if we receive an EUA for our Talis One system and anticipate that this will require significant near-term hiring.

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

Our estimates of the annual addressable markets for our COVID-19 test and the additional tests under development are based on a number of internal and third-party estimates as well as the assumed rates at which such products will be reimbursed, or the assumed prices at which we can sell our products for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. Specifically, with respect to the market for our COVID-19 test, the market and competitive landscape are continuously changing. Any number of factors that are outside of our control could make our estimates invalid including the development and distribution of a safe and effective vaccine and/or effective therapies and interventions for COVID-19. Three vaccines for COVID-19 were authorized for emergency use by the FDA in as of March 2021. There has been a recent drop in COVID-19 testing volumes in the U.S.  While these recent testing trends could be attributable to the vaccines, we are unable to project the longer-term impact of vaccines or new COVID-19 variants on the demand for COVID-19 tests. If the actual number of patients who would benefit from our products, the price at which we can sell future products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

In the ordinary course of our business, we and our third-party service providers will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (Process or Processing)sensitive data, including legally protected health information (PHI), personally identifiable information, intellectual property and proprietary business information owned or controlled by us or our customers. In addition, we offer online customer-facing portals accessible through public web portals. It is critical that we Process sensitive data in a secure manner to maintain the confidentiality and integrity of such confidential information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and related data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information.

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

There has been federal and state legislation and other reform initiatives regarding the coverage and reimbursement for COVID-19 diagnostic testing in response to the COVID-19 pandemic. For example, the Family First Coronavirus Response Act (FFCRA) generally requires group health plans and health insurance issuers offering group or individual health insurance to cover FDA approved COVID-19 tests and associated diagnostic costs with no cost-sharing, as long as the test is deemed medically appropriate and furnished on or after March 18, 2020 and during the applicable public health emergency period. The FFCRA also permits states to cover testing for the uninsured through Medicaid with federal financing. Additionally, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) expanded the FFCRA to include a broader range of diagnostic tests and services as well as requiring plans and issuers to cover out-of-network COVID-19 test claims at up to the cash price that the provider has posted on a public website.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, including the FDA, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to remote interactive evaluations to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We Process proprietary and sensitive data potentially including personal information, confidential information, PHI, and financial data necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

Data privacy and regulation of privacy, information security and Processing has become a significant issue in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability.  There are numerous state and federal laws and regulations that govern the privacy, information security, Processing and protection of individually identifiable information (Data Protection Laws), the scope of which are changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. We are or may also be subject to the terms of our privacy policies external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (Privacy Policies) and contractual obligations to third parties related to privacy, data protection, and information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (Data Protection Obligations). We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and Process data and operate our business. Failure to comply with any of these Data Protection Laws or Data Protection Obligations could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business.

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. These laws and regulations include the Health Information Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), which establishes a set of national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates and their subcontractors with whom such covered entities contract for services that involve the creation, receipt, maintenance or transmission of PHI for or on behalf of a covered entity or another business associate. HIPAA requires covered entities and all business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information and ensure the confidentiality, integrity and availability of electronic PHI. For instance, we plan to offer cloud-based portal software to help our customers more efficiently use our products. The software will maintain security safeguards that are designed to be consistent with HIPAA, as amended by HITECH, but we cannot guarantee that these safeguards will not fail or that they will not be deemed inadequate in the future. In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by the Department of Health and Human Services (HHS) and our customers. The HHS Office for Civil Rights may impose significant penalties on entities subject to HIPAA for a failure to comply with a requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the entity knew or should have known of the failure to comply, or whether the entity’s failure to comply was due to willful neglect. A single breach incident can result in violations of multiple standards. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face significant criminal penalties and imprisonment. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Additionally, if we are unable to properly protect the privacy and security of the PHI of our customers, we could be found to have breached our contracts. Determining whether PHI has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations.

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

This “transition” period, however, will end if and when the European Commission adopts an adequacy decision in respect of the United Kingdom or the United Kingdom amends certain UK data protection laws, or relevant aspects thereof, without the EU’s consent (unless those amendments are made simply to align those UK data protection laws with the EU’s data protection regime). While the European Commission has issued and the European Data Protection Board has adopted two draft Opinions on the adequacy of the United Kingdom’s data protection regime, if the European Commission does not adopt a final adequacy decision with regard to personal data transfers to the United Kingdom before the expiration of the transition period, from that point onwards, the United Kingdom will be a “third country” under the GDPR and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the Standard Contractual Clauses). With substantial uncertainty over the interpretation and application of how United Kingdom will approach and address GDPR following the transition period, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us. Any of the foregoing could result in significant liability or cause our customers to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable our businesses may require us to modify our data Processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.

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

We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of health-related and data protection laws, regulations, standards and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is or is alleged to be inconsistent with our management and Processing practices and our efforts to comply with the evolving Data Protection Laws and data Protection Obligations may be unsuccessful.

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

We and our collaborators and strategic partners may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell, and distribute our products. These health care laws and regulations include, for example:

•

the federal Anti-Kickback Statute (AKS), which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or services for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal AKS or specific intent to violate it in order to have committed a violation;

•

the federal civil and criminal false claims laws, such as the civil False Claims Act (FCA), which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment or approval by the federal government, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the civil FCA;

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

•

the federal Physician Payments Sunshine Act requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), which require certain manufacturers of drugs, devices, biologics and medical supplies to report to the CMS, information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and other transfers of value made to or at the request of physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including our planned reagent rental program or other sales and marketing practices, could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including, among others, significant administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, and exclusion from participation in government funded healthcare programs such as Medicare and Medicaid. Additionally, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could significantly harm our business, financial condition, and results of operations. In addition, if any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant civil, criminal and administrative sanctions, including exclusion from government funded healthcare programs.

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

More recently, in September 2019, the FDA finalized the aforementioned guidance to describe an optional “safety and performance based” pre-market review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway, by demonstrating that such device meets objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to maintain a list device types appropriate for the “safety and performance based pathway” and develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidances, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

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

On December 14, 2018, a Texas District Court Judge ruled that the entire ACA is invalid based primarily on the fact that the legislation enacted on December 22, 2017, informally known as the Tax Cuts and Jobs Act (TCJA) repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the Texas District Court Judge’s ruling that the individual mandate was unconstitutional and remanded the case back to the district court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measure of the Biden administration will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers and suppliers of 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional congressional action is taken. Furthermore, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We have historically incurred substantial net losses, including net losses of $60.5 million and $7.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $233.4 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to efforts to the commercial launch of the Talis One system and COVID-19 assay kit, and thereafter to increase the adoption of our products, improve these products, scale our manufacturing capabilities and research, develop and commercialize new products. We are exposed to foreign exchange risk in our operations, specifically around our manufacturing scale up activities. The impact of foreign exchange fluctuations on our contracts with third party vendors, which are denominated in a currency other than the U.S. dollar, could adversely impact our results of operations, financial condition and cash flows.

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

We may seek to sell common or preferred equity or convertible debt securities, enter into another credit facility or another form of third-party funding, or seek other debt financing. We may also need to raise capital sooner or in larger amounts than currently anticipated for numerous reasons, including because of lower demand for our COVID-19 test or as a result of failure to obtain regulatory approvals for our other test panels, or other risks described in this Quarterly Report. In addition, we intend to pursue a reagent rental model where the customer does not purchase our Talis One instrument, which will require substantial additional working capital.

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•	increase our sales and marketing efforts to facilitate market adoption of our products and address competitive developments;
•	fund development and marketing efforts of any future products;
•	further expand our operations outside the United States;
•	acquire, license or invest in technologies, including information technologies;
•	acquire or invest in complementary businesses or assets; and
•	finance capital expenditures and selling, general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to successfully launch our product, initially with our COVID-19 test, under an EUA;
•	our ability to secure and maintain domestic and international regulatory approval for our products;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products;
•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;
•	the effect of competing technological and market developments; and
•	the potential cost of and delays in research and development as a result of any regulatory oversight applicable to our products.

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In recent years, stock markets in general, and the market for life science technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. From February 12, 2021 through May 6, 2021, the closing price of our common stock has ranged between $11.20 and $27.80 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

In addition, there were 8,039,422 shares of common stock issuable upon the exercise of options outstanding as of March 31, 2021. We registered all of the shares of common stock issuable upon exercise of such outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (Securities Act). The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of March 31, 2021, holders of approximately 31,189,210 shares, or 56.2% of our capital stock, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of May 6, 2021, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 71.4% of our outstanding voting stock. Further, 56.2% of our outstanding voting stock is owned by entities affiliated with Baker Bros. Advisors LP (Baker Bros.). In addition, the holders of our Series 1 convertible preferred stock, which, subject to certain limitations, is a voting common stock equivalent, may elect to convert shares of Series 1 convertible preferred stock into shares of Series 2 convertible preferred stock, which is a non-voting common stock equivalent. These shares of Series 2 convertible preferred stock are then convertible into shares of our common stock, subject to certain beneficial ownership limitations.

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

Implementation of our new enterprise resource planning system may adversely impact and could negatively affect our business.

We rely extensively on information systems and technology to manage our business and support timely and accurate financial reporting. We have implemented a new enterprise resource planning (ERP) system to provide better information and to support our commercial scale-up.

The new ERP system was deployed for use throughout our company during the period ended March 31, 2021. Implementing a new ERP system is costly, and requires significant focus of our financial resources.

Transferring existing business processes and records to a new ERP system involves risks, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address any difficulties with the new system could result in increased costs, the diversion of management and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our management and financial reporting capability, implementation of a new critical information system creates risks including possible disruptions that could lead to a failure to make required filings under the federal securities laws on a timely and accurate basis.

We have identified a material weakness in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.

To date, we have never assessed our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act. In a future assessment, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In connection with the audit of our financial statements as of and for the year ended December 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, related to a lack of effective review of the estimated vendor progress related to the level of completion associated with our manufacturing scale-up project, which resulted in material adjustments to prepaid research and development expenses.  Following identification of the material weakness, we have begun undertaking specific remediation actions to address the material weakness in our financial reporting which are outlined elsewhere in this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Securities authorized for issuance under equity incentive plans

Since January 1, 2021, we have made sales of the following unregistered securities (share and per share amounts reflect a 1-for-1.43 reverse stock split of our common stock effected February 8, 2021).

i.	Between January 1, 2021 and February 11, 2021, we issued and sold to our employees an aggregate 83,377 shares of our common stock upon the exercise of options for aggregate proceeds of $125,191.
ii.	Between January 1, 2021 and February 11, 2021, no shares were granted under our 2013 Equity Incentive Plan.

The issuances and sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

In February 2021, upon completion of our IPO, 10,804,295 shares of our then-outstanding convertible preferred stock automatically converted into 7,555,432 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (No. 333-252360) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 15,870,000 shares of common stock (inclusive of 2,070,000 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares) at a price to the public of $16.00 per share for aggregate net proceeds to us of $232.5 million, after deducting underwriting discounts and commissions and net of estimated offering costs payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

J.P. Morgan, BofA Securities and Piper Sandler acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 12, 2021.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

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

4.4

Registration Rights Agreement, dated March 26, 2021, by and among the Registrant, Baker Brothers Life Sciences L.P. and 667, L.P. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-40047) filed with the SEC on March 30, 2021).

10.1	Lease Agreement, dated April 7, 2021, by and between the Registrant and SFF 3565 HAVEN, LLC

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: May 13, 2021	By:	/s/ Brian Coe
Brian Coe
Chief Executive Officer

Date: May 13, 2021	By:	/s/ J. Roger Moody, Jr.
J. Roger Moody, Jr.
Chief Financial Officer