Form 10-Q
period 2021-06-30
Talis Biomedical Corp
filed 2021-08-10
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, there were 55,554,597 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 25,690,923 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock, which is a voting common stock equivalent, subject to certain limitations.

Table of Contents

		Page
	SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS	1
	Summary of Risk Factors	2
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Balance Sheets at June 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	4
	Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (deficit) for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	5
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 3.	Defaults Upon Senior Securities	81
Item 4.	Mine Safety Disclosures	81
Item 5.	Other Information	81
Item 6.	Exhibits	82
Signatures		83

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$313,458	$138,483
Restricted cash	34,650	34,650
Grants receivable	—	238
Unbilled grants receivable	117	233
Prepaid research and development expenses	2,431	12,014
Prepaid expenses and other current assets	3,209	3,106
Total current assets	353,865	188,724
Property and equipment, net	10,178	9,114
Operating lease right-of-use-assets	13,747	567
Other long-term assets	1,748	—
Total assets	$379,538	$198,405
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,695	$4,906
Accrued compensation	5,291	2,738
Accrued liabilities	54,761	7,694
Operating lease liabilities, current portion	882	693
Total current liabilities	72,629	16,031
Operating lease liabilities, long-term portion	13,177	—
Total liabilities	$85,806	$16,031
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value—no shares authorized as of June 30, 2021 and 229,296,908 shares authorized as of December 31, 2020; no shares issued and outstanding as of June 30, 2021 and 53,509,351 shares issued and outstanding as of December 31, 2020; no aggregate liquidation preference of as of June 30, 2021 and $475,617 as of December 31, 2020	—	290,945
Stockholders’ equity (deficit):
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 and 57,324,227 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 29,863,674 and no Series 1 convertible preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $3 as of June 30, 2021 and none as of December 31, 2020	3	—
Common stock, $0.0001 par value; 200,000,000 and 230,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 25,690,373 and 2,126,254 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	—
Additional paid-in capital	591,597	64,335
Accumulated deficit	(297,870)	(172,906)
Total stockholders’ equity (deficit)	293,732	(108,571)
Total liabilities, convertible preferred stock and stockholders’ equity	$379,538	$198,405

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Grant revenue	$117	$820	$7,117	$1,219
Operating expenses:
Research and development	54,495	8,184	114,688	13,898
Selling, general and administrative	9,983	2,660	17,310	4,740
Total operating expenses	64,478	10,844	131,998	18,638
Loss from operations	(64,361)	(10,024)	(124,881)	(17,419)
Other expense, net	(111)	(22)	(83)	(1)
Net loss and comprehensive loss	$(64,472)	$(10,046)	$(124,964)	$(17,420)
Net loss per share, basic and diluted	$(2.51)	$(4.75)	$(6.44)	$(8.23)
Weighted average shares used in the calculation of net loss per share, basic and diluted	25,648,151	2,116,623	19,414,066	2,116,437

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance at December 31, 2020	53,509,351	$290,945	—	—	2,126,254	$—	$64,335	$(172,906)	$(108,571)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	85,895	—	131	—	131
Issuance of Common Stock upon initial public offering, net of issuance costs of $21,349	—	—	—	—	15,870,000	2	232,546	—	232,548
Conversion of convertible preferred stock into common stock and Series 1 convertible preferred stock upon initial public offering	(53,509,351)	(290,945)	29,863,674	3	7,555,432	—	290,942	—	290,945
Stock-based compensation expense	—	—	—	—	—	—	1,772	—	1,772
Net loss	—	—	—	—	—	—	—	(60,492)	(60,492)
Balance at March 31, 2021	—	$—	29,863,674	$3	25,637,581	$2	$589,726	$(233,398)	$356,333
Issuance of Common Stock upon exercise of stock options	—	—	—	—	52,792	—	80	—	80
Stock-based compensation expense	—	—	—	—	—	—	1,791	—	1,791
Net loss	—	—	—	—	—	—	—	(64,472)	(64,472)
Balance at June 30, 2021	—	$—	29,863,674	$3	25,690,373	$2	$591,597	$(297,870)	$293,732

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance at December 31, 2019	37,871,430	$42,755	2,115,583	$—	$60,636	$(81,776)	$(21,140)
Issuance of Common Stock upon exercise of stock options	—	—	483	—	5	—	5
Stock-based compensation expense	—	—	—	—	681	—	681
Net loss	—	—	—	—	—	(7,374)	(7,374)
Balance at March 31, 2020	37,871,430	$42,755	2,116,066	$—	$61,322	$(89,150)	$(27,828)
Issuance of Common Stock upon exercise of stock options	—	—	2,557	—	1		1
Proceeds from second tranche of Series C-1 convertible preferred stock, net of issuance costs of $24	—	18,333	—	—	—	—	—
Proceeds from second tranche of Series D-1 convertible preferred stock, net of issuance costs of $3	—	1,884	—	—	—	—	—
Proceeds from second tranche of Series D-2 convertible preferred stock, net of issuance costs of $6	—	4,710	—	—	—	—	—
Cancellation of third tranche of Series C-1 convertible preferred stock	(9,314,766)	—	—	—	—	—	—
Cancellation of third tranche of Series D-1 convertible preferred stock	(955,666)	—	—	—	—	—	—
Cancellation of third tranche of Series D-2 convertible preferred stock	(2,387,171)	—	—	—	—	—	—
Issuance of Series E-1 convertible preferred stock, net of issuance costs of $48	513,746	3,831	—	—	—	—	—
Issuance of Series E-2 convertible preferred stock, net of issuance costs of $233	11,187,189	82,776	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	407	—	407
Net loss	—	—	—	—	—	(10,046)	(10,046)
Balance at June 30, 2020	36,914,762	$154,289	2,118,623	$—	$61,730	$(99,196)	$(37,466)

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(124,964)	$(17,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,563	1,088
Depreciation and amortization	410	378
Non-cash lease expense	528	278
Changes in operating assets and liabilities:
Unbilled grants receivable	116	1,213
Grants receivable	238	—
Prepaid expenses and other current assets	(103)	119
Prepaid research and development	9,583	(3,422)
Other long-term assets	(981)	(249)
Accounts payable	6,633	4,012
Accrued expenses and other liabilities	49,428	(3,141)
Lease liabilities	(346)	(391)
Net cash used in operating activities	$(55,895)	$(17,535)
Investing activities
Purchase of property and equipment	(1,120)	(337)
Net cash used in investing activities	$(1,120)	$(337)
Financing activities
Proceeds from initial public offering, net of issuance costs	232,546	—
Proceeds from stock option exercises	211	6
Proceeds from the issuance of preferred stock, net of issuance costs	—	111,534
Net cash provided by financing activities	$232,757	$111,540
Net increase in cash, cash equivalents and restricted cash	175,742	93,668
Cash, cash equivalents and restricted cash at beginning of period	173,133	21,604
Cash, cash equivalents and restricted cash at end of period	$348,875	$115,272
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$354	$301
Right-of-use assets obtained in exchange for operating lease liabilities	$13,499	$743
Remeasurement of operating lease right-of-use asset for lease modification	$208	$417

The following table provides a reconciliation of the cash and restricted cash balances as of each of the periods shown above:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$313,458	$115,272
Restricted cash	34,650	—
Restricted cash equivalent - other long-term assets	767	—
Total cash, cash equivalents and restricted cash	$348,875	$115,272

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

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including net losses of $125.0 million for the six months ended June 30, 2021. As of June 30, 2021, the Company had unrestricted cash and cash equivalents of $313.5 million and $35.4 million of restricted cash. In July 2021, the Company paid $29.6 million to a contract manufacturing organization and was relieved of the standby letter of credit (LOC), releasing $34.7 million of collateral (see Note 11).

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its products. The Company expects its existing unrestricted cash and cash equivalents as of June 30, 2021 will be sufficient to fund its operations through at least one year from the date these condensed financial statements are issued. The Company expects to finance its future operations with its existing restricted and unrestricted cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, grant agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These unaudited condensed financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. The results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period.

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

Reclassifications

The accompanying condensed balance sheet as of June 30, 2021 and December 31, 2020 reflects the Company’s reclassification of accrued compensation out of accrued expenses and other liabilities to conform with current year presentation.

Cash and cash equivalents

The Company considers cash equivalents to be highly liquid investments with an original maturity at purchase of three months or less. These cash equivalents include holdings in money market funds that are invested in U.S. Treasury obligations which are stated at fair value. Prior to April 1, 2021, the Company only carried cash on its condensed balance sheets.

Deferred initial public offering costs

The Company capitalizes certain direct incremental legal, consulting, banking, and accounting fees primarily relating to the Company’s IPO. After consummation of the IPO, which closed on February 17, 2021, these costs were recorded in stockholders' equity as a reduction of additional paid-in capital. As of December 31, 2020, the Company recorded deferred offering costs of $2.4 million recorded within other current assets on the balance sheet.

Restricted cash

Restricted cash consists of cash that serves as collateral for the Company’s standby letters of credit (see Note 6). Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is classified as a long-term asset, otherwise, restricted cash is included in current assets in the balance sheet.

Concentration of credit risk and other risks and uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and grant receivables. The Company’s cash is deposited in accounts at large financial institutions and its cash equivalents are primarily held in prime and United States government money market funds. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held and government grant funded nature of the Company’s grant receivables.

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

In 2020, the Company began developing production lines to automate the production of its Talis One cartridges for the COVID-19 assay with the intention to scale-up its manufacturing capabilities to meet the high demand expected in response to the COVID-19 pandemic. Approximately $92.8 million of the high capacity production equipment acquired as part of the Company’s effort to scale-up its manufacturing capacity, is highly specialized for the manufacturing of the Company’s Talis One cartridges and was determined not to have an alternative future use, of which $51.9 million had been incurred in the six months ended June 30, 2021. All materials, equipment, and external consulting costs associated with developing aspects of the production line that do not have an alternative future use are expensed as research and development costs until regulatory approval is obtained. Materials, equipment, and external consulting costs associated with developing aspects of the production line that are deemed to have an alternative future use are capitalized as property and equipment, assessed for impairment and depreciated over their related useful lives. These research and development costs, including expenditures for property and equipment with no alternative future use, are classified as operating cash outflows within the Company’s statements of cash flows.

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

For the three and six month period ended June 30, 2021 and 2020, the Company reported a net loss. The potentially dilutive common stock would have been anti-dilutive and therefore basic and diluted loss per share attributable to common stockholders were the same.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any other comprehensive income or loss for either period presented, and therefore comprehensive loss was the same as the Company’s net loss.

New accounting pronouncements

Recently adopted accounting standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06 (ASU 2020-06) Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 removes certain bifurcation models for convertible debt instruments and convertible preferred stock. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. In addition, the amendments expand disclosure requirements for convertible instruments and simplify areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance is to be applied using either a full retrospective or modified retrospective method. The Company early adopted ASU 2020-06 on January 1, 2021 under the modified retrospective approach, with no impact on its financial position, results of operations or cash flows.

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

In May 2021, the FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04), which requires issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Specifically, under ASU 2021-04, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, issue and or modify debt, or for other reasons. The result is a change in the fair value of the written call option dependent on the reason for the modification. ASU 2021-04 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of ASU 2021-04 can be applied on a prospective basis. The Company has not yet determined the potential effects of ASU 2021-04 on its financial statements and disclosures.

3. Fair value measurement

The Company determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction between market participants at the measurement date.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1: Quoted prices in active markets for identical instruments
•	Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)
•	Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)

Financial assets carried at fair value and measured on a recurring basis as of June 30, 2021 are classified in the hierarchy as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$275,018	$—	$—	$275,018
Total assets measured at fair value	$275,018	$—	$—	$275,018

There were no assets or liabilities measured at fair value as of December 31, 2020.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the six months ended June 30, 2021. Cash equivalents consistent of funds held in money market accounts that are valued using quoted prices in active markets for identical instruments.

4. Balance sheet components

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development costs	$53,664	$6,360
Professional fees	388	608
Other liabilities	709	726
	$54,761	$7,694

Due to the delayed submission of the Company’s EUA for the Talis One system for COVID-19, the Company determined that certain components procured, or expected to be procured, and other costs for the Talis One system will be in excess of expected demand or usage. Although the Company will be taking steps to minimize the adverse impact on the Company’s business, based on information available as of June 30, 2021, the Company had accrued $3.6 million within accrued research and development costs on the condensed balance sheet and within research and development expenses on the condensed statement of operations and comprehensive loss for modifying one of the agreements with its suppliers.

5. Grant revenue and receivables

NIH Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) Initiative contracts

During the six months ended June 30, 2021, the Company recognized as revenue, and received, $7.0 million in relation to the RADx initiative. The Company received $1.2 million relating to completing the second stage of the contract and $5.8 million relating to completing the third stage of the contract during the six months ended June 30, 2021. There were no unbilled receivables recorded for this contract as of June 30, 2021 or December 31, 2020.

NIH grant

During the six months ended June 30, 2021, the Company recognized $0.1 million of revenue related to efforts incurred under its NIH grant for Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. This amount was included in unbilled receivables as of June 30, 2021.

During the six months ended June 30, 2020, the Company recognized $0.3 million, $0.6 million and $0.3 million of grant revenue related to efforts incurred under its RADx, NIH and CARB-X grants, respectively.

6. Commitments and contingencies

Operating leases

In January 2021 the Company entered a new operating lease for laboratory and office space in Chicago, IL. The Company received access to the premises and the lease commenced in May 2021. As of June 30, 2021, the Company had recorded a right-of-use asset and lease liability of $13.2 million. The lease is classified as an operating lease and will continue for an initial term of 11 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the new lease is approximately $1.7 million annually with fixed escalations of 2.5% per annum.

In January 2021, the Company entered a new operating lease for laboratory and office space in Redwood City, CA. As of June 30, 2021, the Company did not have access to the space, concluded that the leasehold improvements were lessor owned and determined that the lease had not yet commenced for accounting purposes. The lease will continue for an initial term of 10.5 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the new lease is approximately $2.6 million annually with fixed escalations of 3.0% per annum. The Company has included $1.0 million of security deposit to secure the lease within other long-term assets on the condensed balance sheet.

The components of the lease costs and supplemental cash flow information relating to the Company’s leases were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Lease Costs	2021	2021
Operating lease costs	$478	$648
Variable lease costs	35	52
Total operating lease costs	$513	$700
Cash Flows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$261	$466

Weighted-average remaining lease terms and discount rates were as follows:

June 30,
2021
Weighted-average remaining lease term	10.4 years
Weighted-average discount rate	5.1%

The undiscounted future lease payments for operating leases as of June 30, 2021 were as follows (in thousands):

(in thousands)	Operating Leases
2021 (remainder)	$579
2022	1,125
2023	1,644
2024	1,684
2025	1,724
2026 and thereafter	12,102
Total future minimum lease payments	18,858
Less: imputed interest	(4,799)
Present value of operating lease liabilities	14,059
Less: current portion of lease liabilities	(882)
Noncurrent portion of lease liabilities	$13,177

Standby letter of credit

Between June 2020 and August 2020, the Company executed and amended a $33.0 million standby LOC with JPMorgan Chase (JPMC) as terms of collateral that were required by one of the Company’s contract manufacturing organizations. The Company is required to maintain a cash balance of $34.7 million as collateral for the LOC for the term of the contract, which is for a period less than one year from the balance sheet date. The collateral for the LOC is classified as restricted cash on the condensed balance sheets as of June 30, 2021. In July 2021, the Company paid $29.6 million to the contract manufacturing organization and was relieved of the LOC, releasing all $34.7 million of collateral held by JPMC (see Note 11).

In conjunction with the Chicago laboratory lease entered into in January 2021, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the condensed balance sheet as of June 30, 2021 because it is unavailable for a period longer than one year from the balance sheet date.

Neither LOC had been drawn upon through June 30, 2021.

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

Unconditional purchase obligations

In the normal course of business, the Company enters into various firm purchase commitments. As of June 30, 2021, these commitments total approximately $64.1 million in aggregate and are primarily related to the build out of manufacturing capacity of $2.2 million and purchase of certain inventory related items of $61.9 million, all of which are expected to be incurred in 2021.

7. Convertible preferred stock and stockholders’ equity (deficit)

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

Convertible preferred stock

The Company had an aggregate 53,509,351 shares of convertible preferred stock issued and outstanding as of December 31, 2020. Upon the closing of the IPO, 42,705,056 affiliated convertible preferred stock with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining 10,804,295 outstanding convertible preferred stock were converted into 7,555,432 shares of common stock. As of June 30, 2021, there were no shares of Series 2 non-voting convertible preferred stock outstanding.

The Company’s convertible preferred stock consisted of the following (in thousands, except share amounts):

June 30, 2021	Preferred authorized	Preferred shares issued and outstanding	Carrying Value	Liquidation Preference	Common shares issuable upon conversion
Series 1 convertible preferred stock	60,000,000	29,863,674	$225,383	$3	29,863,674
Series 2 non-voting convertible preferred stock	60,000,000	—	—	—	—
Undesignated	50,000,000	—	—	—	—
	170,000,000	29,863,674	$225,383	$3	29,863,674

December 31, 2020	Preferred authorized	Preferred shares issued and outstanding	Carrying Value	Liquidation Preference	Common shares issuable upon conversion
Series C-1 convertible preferred stock	13,404,197	13,404,197	$39,756	$105,041	9,373,556
Series C-2 convertible preferred stock	13,404,197	—	—	—	—
Series D-1 convertible preferred stock	11,809,630	1,437,178	3,561	5,631	1,005,013
Series D-2 convertible preferred stock	11,809,630	10,372,452	24,365	40,641	7,253,461
Series E-1 convertible preferred stock	13,477,088	2,289,899	16,943	24,319	1,601,316
Series E-2 convertible preferred stock	13,477,088	11,187,189	82,766	118,808	7,823,208
Series F-1 convertible preferred stock	18,633,312	4,859,897	38,496	59,420	3,398,514
Series F-2 convertible preferred stock	18,633,312	9,958,539	85,058	121,758	6,964,012
Series 1 convertible preferred stock	57,324,227	—	—	—	—
Series 2 non-voting convertible preferred stock	57,324,227	—	—	—	—
	229,296,908	53,509,351	$290,945	$475,617	37,419,080

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

Registration rights

In March 2021, the Company entered into a registration rights agreement (the Registration Rights Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (the Baker Funds), holders of the Company’s Series 1 convertible preferred stock and related parties. The obligations of the Company regarding such registration rights include, but are not limited to, file a registration statement with the SEC for the registration of registrable securities, reasonable efforts to cause such registration statement to become effective, keep such registration statement effective for up to 30 days, prepare and file amendments and supplements to such registration statement and the prospectus used in connection with such registration statement, and notify each selling holder, promptly after the Company receives notice thereof, of the time when such registration statement has been declared effective or a supplement to any prospectus forming a part of such registration statement has been filed. The terms of the registration rights provide for the payment of certain expenses related to the registration of the shares, including a capped reimbursement of legal fees of a single special counsel for the holders of the shares, but do not impose any obligations for the Company to pay additional consideration to the holders in case a registration statement is not declared effective. Under the Registration Rights Agreement, the Baker Funds also have the right to one underwritten offering per calendar year, but no more than two underwritten offerings or block trades in any twelve month period, to effect the sale or distribution of their registrable securities, subject to specified exceptions, conditions and limitations. The Registration Rights Agreement also includes customary indemnification obligations in connection with registrations conducted pursuant to the Registration Rights Agreement.

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

The Company has reserved the following shares of common stock for future issuances:

As of June 30,
2021
Shares reserved for conversion of outstanding Series 1 convertible preferred stock	29,863,674
Shares reserved for options to purchase Common Stock under the 2013 Equity Incentive Plan	7,233,974
Shares reserved for options to purchase Common Stock under the 2021 Equity Incentive Plan	640,160
Shares reserved for issuance under the 2021 Equity Incentive Plan	4,966,770
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	550,000
Total	43,254,578

8. Stock-based compensation

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (2013 Plan) provides the Board the discretion to grant stock options and other equity-based awards to employees, directors, and consultants of the Company. The Board administers the 2013 Plan and has discretion to delegate some or all of the administration of the 2013 Plan to a committee or committees or an officer. To date, the Company has only granted Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs) to employees, consultants, and directors. Following the completion of the Company’s IPO no additional shares will be granted under the 2013 Plan. However, the 2013 Plan will continue to govern outstanding equity awards granted thereunder. To the extent outstanding options granted under the 2013 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2013 Plan, the number of shares underlying such awards will be available for future grant under the 2021 Equity Incentive Plan. As of June 30, 2021, there were 7,233,974 shares of common stock reserved by the Company for options to purchase common stock under the 2013 Plan and no shares of common stock remained available for future grants.

2021 Equity Incentive Plan

In February 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (2021 Plan), and our stockholders approved our 2021 Plan. Our 2021 Plan is a successor to and continuation of our 2013 Plan. To date, the Company has only granted Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs) to employees and directors. Therefore, the below discussion is limited to the terms applicable to ISOs and NSOs (collectively, stock options or options). As of June 30, 2021, there were 5,606,930 shares of common stock reserved by the Company for grant under the 2021 Plan and an aggregate of 4,966,770 shares of common stock remained available for future grants.

2021 Employee Stock Purchase Plan (ESPP)

In February 2021, the Company’s Board of Directors adopted our ESPP, and our stockholders approved our ESPP. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors. Employees may invest up to 15% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 4,750 shares of common stock during any six-month offering period. As of June 30, 2021, there were 550,000 shares of common stock available for issuance under the ESPP and no shares issued under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense of $0.3 million related to the ESPP has been recorded during the six months ended June 30, 2021.

Stock option activity

A summary of stock option activity during the six months ended June 30, 2021 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	7,737,095	$4.22	9.3	$16,374
Granted	640,160	$13.90
Exercised	(138,687)	$1.50
Forfeited/Expired	(364,434)	$4.18
Outstanding at June 30, 2021	7,874,134	$5.06	8.9	$48,993
Exercisable at June 30, 2021	1,413,820	$1.89	8.1	$12,949
Nonvested at June 30, 2021	6,460,314	$5.75	9.1	$36,044

As of June 30, 2021, the total unrecognized stock-based compensation related to stock options, excluding the stock option granted to the Company’s Chief Executive Officer (CEO) with the performance condition (discussed further below), was $20.4 million, which is expected be recognized over a weighted-average period of approximately 2.9 years.

During 2020, the Chief Executive Officer of the Company received stock options for the purchase of 241,958 shares of common stock that vest upon the first sale by the Company of a regulatory authorized product. As of June 30, 2021, there was $1.4 million of unrecognized compensation expense related to these stock options as the achievement of the performance condition was not yet deemed probable.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$558	$163	$1,181	$462
Selling, general and administrative	1,233	244	2,382	626
Total stock-based compensation	$1,791	$407	$3,563	$1,088

9. Related-party transactions

Research and development consulting services agreement

The Company has a service agreement with a major stockholder, director and member of its Scientific Advisory Board, under which, the individual is compensated for providing the Company with research and development consulting services. Under the agreement, the Company has made payments of less than $0.1 million for services rendered during each of the six months ended June 30, 2021 and 2020.

Financing activity

During the six months ended June 30, 2021, the company received proceeds of $106.2 million from the issuance of common stock to related parties as part of the Company’s IPO, including the Company’s majority shareholder, Baker Bros. Advisors LP, six officers and two members of the Company’s Board of Directors.

Registration rights

In March 2021, the Company entered into a registration rights agreement (the Registration Rights Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (the Baker Funds), holders of our Series 1 convertible preferred stock and related parties (see Note 7).

10. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss - basic and diluted	$(64,472)	$(10,046)	$(124,964)	$(17,420)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	25,648,151	2,116,623	19,414,066	2,116,437
Net loss per share - basic and diluted	$(2.51)	$(4.75)	$(6.44)	$(8.23)

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

	As of June 30,
	2021	2020
Convertible preferred stock	—	36,914,762
Series 1 convertible preferred stock	29,863,674	—
Options to purchase Common Stock	7,874,134	5,421,804
Shares estimated to be purchased under 2021 ESPP	77,727	—
Total	37,815,535	42,336,566

11. Subsequent events

In July 2021, the Company made a payment of $29.6 million to one of the Company’s contract manufacturing organizations in connection with the purchase of certain instrument components. The Company’s $33.0 million standby letter of credit that was required to be held as collateral by the contract manufacturing organization was concurrently terminated, releasing $34.7 million of collateral. All of the $29.6 million was included in accrued liabilities as of June 30, 2021.

In July 2021, the Company and the NIH agreed to an amended contract for the completion of the RADx initiative. The amendment extended contract to October 31, 2021, and decreased the potential milestone payments from $7.9 million to $4.0 million. The remaining $4.0 million available under the amended RADx contract is contingent upon the Company meeting the agreed-upon contractual milestone.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide material information relevant to an assessment of our financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. This section is designed to focus on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations.

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

Since our inception in 2013, we have devoted substantially all our efforts to research and development activities, manufacturing capabilities, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. We have principally financed our operations through the issuance and sale of shares of our convertible preferred stock to outside investors in private equity financings as well as the issuance of convertible promissory notes and receipts from government grants. Prior to our initial public offering we received $351.5 million from investors in our preferred stock financings and the sale of convertible promissory notes that converted in such financings. Additionally, on February 17, 2021, we raised $232.5 million through an initial public offering (IPO) to finance operations going forward.

We have incurred recurring losses since our inception, including net losses of $125.0 million for the six months ended June 30, 2021 and $17.4 million for the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $297.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

As of June 30, 2021, we had unrestricted cash and cash equivalents of $313.5 million. We expect that our cash and cash equivalents of $313.5 million as of June 30, 2021 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued. We may need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek additional funding through the issuance of our common stock, other equity or debt financings, or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our assays and development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to significantly delay or scale back our operations.

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

Three vaccines for COVID-19 have been authorized for emergency use by the FDA as of June 2021. There has been a recent drop in COVID-19 testing volumes in the U.S.  There can be no assurance that demand for our COVID-19 testing will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, or due to other events.

Enterprise Resource Planning

During the six month period ending June 30, 2021, we implemented a new enterprise resource planning (ERP) system to provide better information and to support our commercial scale-up.

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

In July 2021, the Company and the NIH agreed to an amended contract for the completion of the RADx initiative. The amendment extended the contract to October 31, 2021, and decreased the potential payment for the remaining milestone from $7.9 million to $4.0 million. The remaining $4.0 million available under the amended RADx contract is contingent upon us meeting our agreed-upon contractual milestone.

Under the CARB-X and NIH grants there is the possibility of an additional $2.8 million and $2.1 million, respectively, through April 2023.

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

Beginning in the first quarter of 2021, we started to incur selling related expenses as part of planning for a commercial launch of our products. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, information technology, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Other income (expense)

Other income (expense), net consists primarily of interest income on cash deposits held at financial institutions, gains and losses on holdings invested in money market funds, and unrealized and realized foreign exchange gains and losses.

Results of operations

Comparison for the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Grant revenue	$117	$820	$(703)
Operating expenses:	—	—
Research and development	54,495	8,184	46,311
Selling, general and administrative	9,983	2,660	7,323
Total operating expenses	64,478	10,844	53,634
Loss from operations	(64,361)	(10,024)	(54,337)
Other expense, net	(111)	(22)	(89)
Net loss and comprehensive loss	$(64,472)	$(10,046)	$(54,426)

Grant revenue

Our revenue for the three months ended June 30, 2021 and 2020 relates to the CARB-X and NIH grants and the RADx initiative. During the three months ended June 30, 2021, $0.1 million of revenue was recognized related to our NIH grant. During the three months ended June 30, 2020, $0.3 million, $0.2 million, and $0.3 million of revenue was recognized related the NIH, CARB-X grants, and RADx grants, respectively.

Research and development expenses

Substantially all of our research and development expenses incurred for the three months ended June 30, 2021 were related to the manufacturing scale-up for, and development of our first potential commercial product utilizing the Talis One system, a rapid, point-of-care molecular diagnostic test to detect COVID-19 directly from a patient sample.

Research and development expenses were $54.5 million for the three months ended June 30, 2021, compared to $8.2 million for the three months ended June 30, 2020, an increase of $46.3 million. The increase was primarily due to increases of $23.0 million related to the automation of consumable manufacturing, an increase of $10.6 million in instrument component costs, an increase of $7.1 million relating to Talis One cartridge materials for the COVID-19 assay, including $3.6 million related to the modification of one of the agreements with our suppliers, and an increase of $2.4 million related to professional and personnel related expenses, including increased consulting expenses, stock compensation expenses, and personnel related expenses as we increased full-time and temporary headcount, and an increase of $3.2 million relating to an increase in outside services, allocated facilities and IT costs, supplies, freight and logistics costs.

The ramp up of our manufacturing efforts, which began in the middle of 2020, is expected to be completed by the end of 2021. As of June 30, 2021, we have incurred approximately $100.5 million related to such manufacturing scale-up costs, of which $92.8 million has been incurred related to high capacity production equipment and $7.7 million has been incurred related to our cartridge expenses. During the three months ended June 30, 2021, the Company incurred $23.3 million of these costs. We expect to incur approximately $12.3 million of additional costs in the near term, which we expect to be recognized in research and development expense until we receive emergency use authorization. We submitted our EUA application for the Talis One system and COVID-19 assay cartridges in July 2021. See “Liquidity and capital resources – Future funding requirements” below for additional information.

Selling, general and administrative expenses

Selling, general and administrative expenses were $10.0 million for the three months ended June 30, 2021, compared to $2.7 million for the three months ended June 30, 2020, an increase of $7.3 million. The increase was primarily due to increased personnel related expenses of $6.2 million, including salaries and wages, stock-based compensation expenses and personnel related expenses as we have increased headcount consulting and recruiting expenses in these departments, and an increase of $1.1 million related to increased expenses for insurance, intellectual property, and professional services.

Comparison for the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Grant revenue	$7,117	$1,219	$5,898
Operating expenses:
Research and development	114,688	13,898	100,790
Selling, general and administrative	17,310	4,740	12,570
Total operating expenses	131,998	18,638	113,360
Loss from operations	(124,881)	(17,419)	(107,462)
Other expense, net	(83)	(1)	(82)
Net loss and comprehensive loss	$(124,964)	$(17,420)	$(107,544)

Grant revenue

Our revenue for the six months ended June 30, 2021 and 2020 relates to the CARB-X and NIH grants and the RADx initiative. During the six months ended June 30, 2021, $7.0 million of revenue was recognized related to the completion of Stage 2 and Stage 3 milestones as part of the RADx grant and $0.1 million of revenue was recorded related to our NIH grant. During the six months ended June 30, 2020, $0.6 million, $0.3 million, and $0.3 million of revenue was recognized related the NIH, CARB-X grants, and RADx grants, respectively.

Research and development expenses

Substantially all of our research and development expenses incurred for the six months ended June 30, 2021 were related to the manufacturing scale-up for, and development of our first potential commercial product utilizing the Talis One system, a rapid, point-of-care molecular diagnostic test to detect COVID-19 directly from a patient sample.

Research and development expenses were $114.7 million for the six months ended June 30, 2021, compared to $13.9 million for the six months ended June 30, 2020, an increase of $100.8 million. The increase was primarily due to increases of $51.5 million related to the automation of consumable manufacturing, an increase of $24.8 million in instrument component costs, an increase of $13.0 million relating to Talis One cartridge materials for the COVID-19 assay, including $3.6 million related to the modification of one of the agreements with our suppliers, and an increase of $5.8 million related to professional and personnel related expenses, including increased consulting expenses, stock compensation expenses, and personnel related expenses as we increased full-time and temporary headcount, and an increase of $5.7 million relating to an increase in outside services, allocated facilities and IT costs, supplies, equipment, freight and logistics costs.

During the six months ended June 30, 2021 we have incurred $51.6 million in expenses related to our manufacturing scale-up activities.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.3 million for the six months ended June 30, 2021, compared to $4.7 million for the six months ended June 30, 2020, an increase of $12.6 million. The increase was primarily due to increased personnel related expenses of $10.4 million, including salaries and wages, stock-based compensation expenses and personnel related expenses as we have increased headcount, consulting and recruiting expenses in these departments, and an increase of $2.2 million related to increased expenses for insurance, and professional services, and intellectual property.

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

We believe our cash balance as of June 30, 2021 is sufficient for our operations for at least the next 12 months from the date our condensed financial statements are issued based on our existing business plan and our ability to control the timing of significant expense commitments.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $297.9 million through June 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash of $313.5 million as of June 30, 2021, will be sufficient to fund our operations for at least 12 months after these financial statements are issued. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of the Talis One system, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

•	our ability to receive, and the timing of receipt of, an EUA for our COVID-19 test;
•	the effectiveness and availability of the three vaccines in the U.S. that were authorized as of June 2021;
•	the amount of capital, and related timing of payments, required to build sufficient inventory of our Talis One system and test cartridges in advance of and during commercial launch;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for our platform if we receive marketing approval;
•	limitations of, or interruptions in, the quality or quantity of materials from our third party suppliers;
•	our ability to implement an effective manufacturing, marketing and commercialization operation;
•	the scope, progress, results and costs of our ongoing and planned operations;
•	the costs associated with expanding our operations;
•	the number and development requirements of assays for other diseases or disease states that we may pursue;
•	intervention, interruptions or recalls by government or regulatory agencies;
•	enhancements and disruptive advances in the diagnostic testing industry;
•	our estimates and forecasts of the market size addressable by our Talis One system;
•	security breaches, data losses or other disruptions affecting our information systems;
•	the regulatory and political landscape upon the launch of our commercialization of the Talis One system;
•	the revenue, if any, received from commercial sales of our products if approved, including additional working capital requirements if we pursue a reagent rental model for our Talis One instrument;
•	our ability to establish strategic collaborations; and
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(55,895)	$(17,535)
Cash used in investing activities	(1,120)	(337)
Cash provided by financing activities	232,757	111,540
Net increase in cash, cash equivalents and restricted cash	$175,742	$93,668

Operating activities

During the six months ended June 30, 2021, cash used in operating activities was $55.9 million, resulting primarily from our net loss of $125.0 million partially offset by an increase in our accrued expenses and accounts payable of $49.4 million and $6.6 million, respectively, a decrease in our prepaid research and development of $9.6 million, and non-cash items of $4.5 million, made up of stock-based compensation of $3.6 million, amortization of our right-of-use assets on operating leases of $0.5 million, and depreciation expense of $0.4 million. The increase in our accrued expenses of $49.4 million was primarily associated with our manufacturing scale-up project. We have increased spending on cartridge manufacturing scale-up and instrument manufacturing as we prepare for a potential commercial launch. These increases were partially offset by an increase in other long-term assets of $1.0 million relating to the long-term deposit held on one of our operating leases.

During the six months ended June 30, 2020, cash used in operating activities was $17.5 million, resulting primarily from our net loss of $17.4 million, increase of prepaid research and development of $3.4 million, a decrease in accrued expenses and other liabilities of $3.1 million, a decrease in unbilled grant receivable of $1.2 million and an increase in long-term assets of $0.3 million. This was offset by an increase in accounts payable of $4.0 million, $1.7 million of non-cash items including stock-based compensation of $1.1 million, depreciation and amortization of $0.4 million and non-cash lease expense of $0.3 million.

Investing activities

During the six months ended June 30, 2021 and 2020, we used $1.1 million and $0.3 million of cash, respectively, for investing activities related to purchases of property and equipment.

Financing activities

During the six months ended June 30, 2021, net cash provided by financing activities was $232.8 million, primarily consisting of $232.6 million of proceeds from the issuance of common stock in our initial public offering and $0.2 million in proceeds from stock option exercises.

During the six months ended June 30, 2020, net cash provided by financing activities was $111.5 million, consisting of proceeds from the issuance of preferred stock.

Contractual obligations and commitments

The following table summarizes our non-cancellable contractual obligations at June 30, 2021, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years
Operating leases(1)	$5,998	$1,004	$4,994
Purchase commitments(2)	64,127	64,127	—
Manufacturing production lines(3)	8,825	8,825	—
Total	$78,950	$73,956	$4,994

(1)

Represents minimum contractual lease payments on our real estate leases in Menlo Park, California and Chicago, Illinois. During the first quarter of 2021, we entered into a lease laboratory and office space in Redwood City, CA. Because the lease has not commenced, we have excluded the commitment from the above analysis as of June 30, 2021. The Redwood City, CA lease will extend for an initial term of 10.5 years with a minimum commitment of approximately $2.6 million annually with fixed escalations of 3.0% per annum.

(2)	Represents firm purchase commitments in the normal course of business of $2.2 million and $61.9 million of Talis One instruments and Talis One cartridges, respectively.
(3)	Represents firm commitments relating to the scale-up of manufacturing capacity for Talis One cartridges, primarily attributed to investments in production lines.

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

Our critical accounting policies and estimates are discussed in our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2021.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d15(e) of the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our regulatory strategy is to submit for the equivalent of a Clinical Laboratory Improvement Amendment of 1988 (CLIA)-waived authorization for use of the Talis One system with COVID-19 molecular diagnostic assay in non-laboratory settings. We initially submitted a request for an EUA to the FDA in January 2021 for our Talis One system with COVID-19 molecular diagnostic assay for the automated detection of nucleic acid from the SARS-CoV-2 virus in nasal swab samples from individuals suspected of COVID-19 by their healthcare provider in CLIA-moderate settings. In late February, the FDA informed the company that it cannot ensure the comparator assay used in the primary study has sufficient sensitivity to support Talis’s EUA application. On March 8, 2021, we announced that we withdrew our January application in favor of focusing on an application to authorize testing at the point-of-care. In late March 2021, we made certain modifications to our clinical validation strategy for the point-of-care environment, and submitted an EUA application for the Talis One COVID-19 assay kit in CLIA waived settings in the July 2021. The clinical validation utilizes a different comparator assay, which we believe will address the FDA’s concerns, but there can be no assurance that the FDA will deem the information provided in the most recent application to be sufficient to support emergency use authorization.

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

We have focused our efforts on the development of the Talis One system for FDA clearance or other marketing authorization as a point-of-care testing platform for infectious diseases. A significant portion of our commercial strategy is dependent upon the initial commercialization of our Talis One system with COVID-19 assay kit pursuant to an EUA, if granted, and on receiving subsequent marketing authorizations with inclusion in clinical guidelines to strengthen our position in establishing coverage and reimbursement of our products with both public and private payors. If we are unable to receive marketing authorization pursuant to an EUA, or if any EUA we receive is later withdrawn or terminates at the conclusion of the public health emergency, we will be required to pursue marketing authorization through the FDA’s standard pre-market review pathways, in this case a traditional 510(k) clearance. We cannot guarantee that we would be able to satisfy the requirements for marketing authorization under that pathway. If we do not receive such marketing authorizations in a timely manner, or at all, or we are not successful in receiving such guideline inclusion, we may not be able to commercialize our products successfully or at all. Additionally, third-party payors may be unwilling to provide sufficient coverage and reimbursement for our products necessary for hospitals and other healthcare providers to adopt our solutions as part of their treatment strategy.

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

We do not have any commercial-scale manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply if any of our products are authorized for marketing. This reliance exposes us to significant risk that we will not have sufficient quantities of our products at an acceptable cost or quality, which could delay, prevent or impair our clinical trials and commercialization efforts. The manufacturing of our Talis One instrument and cartridge involves over 500 raw materials, intermediates and subassemblies. While we do not have any commercial-scale manufacturing facilities, we have invested in the development of multiple automated assembly lines for production of the test cartridges. The automated lines are required to meet the near-term volume commercial needs for the Talis One system, if we receive an EUA for our COVID-19 test. However, the lines are not complete and could incur substantial delays, costs and may not perform as anticipated, and any failure to perform as anticipated could require us to make significant capital expenditures to make adjustments. Any such delays or required expenditures could prevent us from launching our Talis One system with COVID-19 assay kit if we receive marketing authorization, which would adversely impact our business, financial condition and results of operations. The effects of any such delays would also be exacerbated as the demand for COVID-19 tests continues to decline prior to our assembly lines becoming fully operational at scale.

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

Our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, or unstable political environments, or health pandemics or epidemics. For example, due to the health crisis of the COVID-19 pandemic, some of the suppliers of materials and components for our instrument and cartridges are facing extreme demand for their services. In particular, certain manufacturers of multiple components of our instrument are currently unable to provide such components to us, or are unable to provide such components on reasonable timelines, without a requirement from the government to do so pursuant to the Defense Production Act of 1950, as amended (DPA). Our contract with the NIH for Phase 2 of its RADx initiative had been modified to incorporate a Health Resources Priorities and Allocations System (HRPAS) priority rating of DO pursuant to the DPA. This allowed us to place the same priority rating on orders for industrial resources that we need to fulfill our rated order with our suppliers. While our contract with RADx, which was set to expire on July 30, 2021, has been amended to extend the performance period to October 31, 2021, the DPA priority rating was not concurrently extended and therefore expired as of July 30, 2021. Since we no longer have the priority rating, we may be unable to manufacture our products in sufficient quantities and such event would have a material adverse effect on our business, financial condition and results of operations.

We have engaged a third-party logistics company to manage the movement of materials between suppliers and for finished goods warehousing. However, if any of our suppliers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers and may face delays in processing samples or developing and commercializing our products. For example, a sole supplier supplies us with the enzymes used in our test cartridges. While we acquire these proprietary enzymes from the supplier on customary terms, if we had to replace our enzymes, we may also need to acquire alternate enzymes, and optimize our tests with new enzymes, buffers and amplification conditions. This would most likely result in significant delays in delivering our products to the market and require new applications for marketing authorizations. In addition, the COVID-19 crisis may cause shortages of key supplies, such as pipettes and nasal swabs, that are necessary components of our products. The ability to provision such key supplies may be outside our control and may limit the use of our products and the purchase of our tests.

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

With respect to our COVID-19 test, our commercial success could also depend on the availability and effectiveness of any vaccinations for COVID-19. Three vaccines for COVID-19 were authorized for emergency use in the U.S. as of June 30, 2021. There has been a drop in COVID-19 testing volumes in the U.S. There can be no assurance that demand for our COVID-19 testing will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, or due to other events. Commercial success of our respiratory panel, which is designed to detect influenza A, influenza B or SARS-CoV-2, could further depend on receiving FDA authorization via the emergency use authorization pathway. The federal government may terminate the emergency use authorization pathway prior to submission of our application for authorization, thereby requiring us to pursue the more onerous 501(k) pathway for market authorization for the respiratory panel, which could further delay bringing our product to market. A delay in receiving authorization could cede market share to competitors who have already obtained authorization for combined COVID-flu tests. Additionally, even if our diagnostic tests achieve widespread market acceptance, they may not maintain that market acceptance over time if competing diagnostic tests or technologies, which are more cost effective or are received more favorably, are introduced. Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as increasing demand for certain components that we use in our Talis One system. Certain manufacturers of multiple components of our Talis One system are unable to provide such components to us, or are unable to provide such components on reasonable timelines, without a requirement from the government to do so pursuant to the DPA. Our RADx contract was previously modified to incorporate a priority rating of DO pursuant to the DPA. This allowed us to place the same priority rating on orders for industrial resources that we need to fulfill our rated order with our suppliers. While our contract with RADx, which was set to expire July 30, 2021, has been amended to extend the performance period to October 31, 2021, the DPA rating was not concurrently extended and therefore expired as of July 30, 2021.  . COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. We expect that COVID-19 precautions will directly or indirectly impact the timeline for some of our planned clinical trials for our non-COVID-19 related products in development and we are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, how quickly and to what extent economic conditions improve and normal business and operating conditions resume, and whether the supply of components will remain sufficient to satisfy market demand and any impact on its pricing. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk factors” section, such as those relating to our reliance on a limited number of suppliers and our need to raise additional capital to fund our existing operations.

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

The COVID-19 pandemic and current lack of available testing, at the point-of-care, means there is currently significant demand for accurate point-of-care COVID-19 tests. If we receive an EUA, we intend to meet as much of this demand as we can, and are currently undertaking rapid growth in all aspects of our business. We anticipate that such activities will increase as we build out a commercial operation. If we are able to successfully commercialize our products, we will need to incorporate new equipment, implement new technology systems, automate equipment processes, obtain additional facilities, hire new personnel with different qualifications, and procure additional manufacturing capabilities to allow us to further develop and manufacture new and existing tests. In addition, following the initial commercial launch, if our volume grows and our test menu expands, if authorized, we expect that we will need to continue to implement customer service, billing, and general process improvements and expand our internal quality assurance program to support increased demand. Customer service could prove to be particularly important given the lack of experience our potential customers will have with our products. While we are currently undertaking the construction of new facilities and improvements to our facilities as part of our rapid growth, such construction may be delayed for reasons that are outside of our control. As a result of the foregoing, there is no assurance that any necessary increases in scale, expansion of personnel, equipment, facilities software and computing capacities, or process enhancements will be successfully implemented.

Further, the challenges of addressing the demand for COVID-19 tests due to the pandemic is exacerbated by the fact that we are currently a pre-commercial company. If we receive an EUA for our Talis One system, we expect to sell our instrument and test for the first time during the crisis. We do not have processes, procedures, or models in place to forecast, predict or manage demand for our products or for ancillary functions such as customer service, technological support, and billing. This inexperience could expose us to several risks. For example, it could make it more likely that we mismanage inventory or distribution, resulting in expired or otherwise unusual products or components of our products. In addition, we do not currently have any experience in selling our instrument or tests, to date. Furthermore, in the event that demand for our products were to exceed our initial ability to supply our products, we may initially prioritize the wrong customers, the wrong type of customer, or the wrong geographic areas, any of which will have a negative impact on our potential revenue.

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

We do not currently have a sales or marketing infrastructure and have limited experience in the sales, marketing, customer support or distribution of medical devices. To achieve commercial success for any product for which we retain sales and marketing responsibilities, we must build our sales, marketing, customer support, managerial and other capabilities or make arrangements with third parties to perform these services. We recently hired a Chief Commercial Officer, a VP, Enterprise Sales, a National Sales Director, and sales force. We are currently planning to establish internal sales and marketing teams to address the COVID-19 test opportunity if we receive an EUA for our Talis One system and anticipate that this will require significant near-term hiring.

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

Our initial sales and marketing strategy is focused on enterprise accounts, including, urgent care chains that serve on the front lines of COVID-19 diagnosis, needing millions of rapid tests to triage symptomatic patients, traditional medical establishments, including hospitals, ambulatory surgery centers, cancer treatment and dialysis centers, independent practice associations, accountable care organizations, and public health clinics that need rapid and high-quality testing to best serve their patients and non-traditional establishments, including schools, the travel industry, and workplaces. Given the number of Talis One instruments we initially expect to have available for sale following any authorization, such strategy, may result in a customer base that is, initially, concentrated among one or a few customers. There are risks whenever a large percentage of total revenues are concentrated with a limited number of payers and customers. It is not possible for us to predict the level of demand for our diagnostic tests and services that will be generated by any of these customers in the future. If these largest customers were to significantly reduce their use of our instrument, leading to fewer cartridge sales than we are forecasting, it would have a material adverse effect on our business, financial condition and results of operations and could cause significant fluctuations in our results of operations.

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

Our ability to execute our growth strategy depends upon our ability to drive adoption of the Talis One system. In addition to direct capital sales of our instrument, we intend to implement methods for customers to access to our system through alternatives such as the rental of our instrument or a promotional instrument placement instead of purchase. Our ability to execute on these programs is unproven. We cannot assure you that we will be successful in developing a rental or placement program nor that it will gain market acceptance. Our failure to execute on these strategies will cause us to be dependent on capital equipment sales and may hinder or delay adoption of our system.

If our current or future products are not competitive in their intended markets, we may be unable to increase or sustain our revenues or achieve profitability.

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. Due to the significant interest and growth in diagnostics, we expect ongoing intense competition.

We anticipate facing competition primarily from centralized laboratories and diagnostic companies offering both point-of-care and at-home solutions. Competitors include those offering molecular, antibody and antigen tests. Competitors in the reference lab category include Laboratory Corporation of America Holdings (commonly referred to as LabCorp) and Quest Diagnostics Incorporated, along with many hospital laboratories. Competitors with point-of-care molecular diagnostic technology platforms that are either currently available or that are in development include Abbott Laboratories, Binx Health, Inc., Cepheid (a subsidiary of Danaher Corporation), Cue Health Inc., Lucira Health, Inc., Mesa Biotech, Inc. (recently acquired by Thermo Fischer Scientific Inc.), Roche Molecular Systems, Inc., and Visby Medical, Inc.  Each of the preceding companies have received an EUA for a point-of-care COVID-19 test. In addition, BioFire Diagnostics, LLC has received FDA marketing authorization under the do novo review pathway for its Respiratory Panel 2.1 There are also smaller or earlier-stage companies developing tests that may also prove to be significant competitors, in the COVID-19 market or in the women’s health and/or sexual health markets. Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, regulatory clearance approval and compliance, and sales and distribution than we do. Mergers and acquisitions involving diagnostics companies may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or customer networks. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize diagnostic products or services that are more accurate, more convenient to use or more cost-effective than our products or services. Our competitors also may obtain FDA or other regulatory clearance or approval for their products more rapidly than we may obtain clearance or approval or other marketing authorizations for ours, which could result in our competitors establishing a strong market position before we are able to enter a particular market.

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

Our estimates of the annual addressable markets for our COVID-19 test and the additional tests under development are based on a number of internal and third-party estimates as well as the assumed rates at which such products will be reimbursed, or the assumed prices at which we can sell our products for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. Specifically, with respect to the market for our COVID-19 test, the market and competitive landscape are continuously changing. Any number of factors that are outside of our control could make our estimates invalid including the development and distribution of a safe and effective vaccine and/or effective therapies and interventions for COVID-19. Three vaccines for COVID-19 were authorized for emergency use by the FDA in as of June 30, 2021. There can be no assurance that demand for our COVID-19 testing will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, or due to other events. If the actual number of patients who would benefit from our products, the price at which we can sell future products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

We do not maintain fixed-term employment contracts or key man life insurance with any of our employees. Competition for qualified personnel is intense. The life sciences industry as a whole has been challenged by shortages of qualified technical personnel, especially those with experience in infectious disease and/or in vitro diagnostics, resulting in increased competition for new hires and increased employee turnover. Our growth depends, in particular, on attracting, retaining and motivating highly skilled sales personnel with the necessary clinical background and ability to understand our systems at a scientific and technical level. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, develop, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

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

The potential end-users of our Talis One system and diagnostic tests include urgent care chains that serve on the front lines of COVID-19 diagnosis, needing millions of rapid tests to triage symptomatic patients; and traditional medical establishments including hospitals, ambulatory surgery centers, independent practice associations, accountable care organizations, and public health clinics that need rapid and high-quality testing to best serve their patients. If these end-users do not receive adequate reimbursement for the cost of our products from their patients’ healthcare insurers or payors, the use of our products could be negatively impacted. Furthermore, the net sales of our products could also be adversely affected by changes in reimbursement policies of government or private healthcare payors.

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

In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018, or CCPA, and other state and federal laws relating to privacy and data security. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain of these laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the CCPA, which increases privacy rights for California residents and imposes stringent data privacy and security obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers about their data collection, use and sharing practices and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended from time to time, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020 (CPRA) that goes into effect on January 1, 2023. The CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. For example, Virginia has enacted the Consumer Data Protection Act and Colorado has enacted the Colorado Privacy Act, each of which may impose obligations similar to or more stringent than those we may face under other data protection laws. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Some observers have noted that the United States may be at the beginning of a trend toward more stringent privacy legislation, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our business. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and there is continuing discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data Processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.

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

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Following December 31, 2020, the GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” or more explicitly, the GDPR continues to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations), which potentially exposes us to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. In addition, it is still unclear whether the transfer of personal data from the EU to the United Kingdom will in the future continue to remain lawful under the GDPR.  On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the United Kingdom to continue.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the legislation enacted on December 22, 2017, informally known as the Tax Cuts and Jobs Act (TCJA) repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.  It is unclear how the any such challenges and the healthcare reform measure of the Biden administration will impact the ACA or our business.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us, particularly in light of the new presidential administration. However, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The expansion of government’s role in the U.S. healthcare industry as a result of the ACA’s implementation, and changes to the reimbursement amounts paid by Medicare and other payors for our tests and our planned future tests, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

Our success depends in part on our ability to obtain, maintain, defend and enforce patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. Our ability to protect our products from unauthorized use by third parties depends on the extent to which valid and enforceable patents cover them or they are effectively protected as trade secrets. While we have a number of issued patents in the United States and foreign countries, several aspects of our patent portfolio are in much earlier stages of prosecution in the United States and foreign countries. Moreover, we do not own or license any issued patents related to certain aspects of our products and technology, including certain structures and components used in our instruments and established molecular biology techniques. For information regarding our patent portfolio, please see “Business—Intellectual property” In our Annual Report. The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. There can be no assurance that our patent rights will not be invalidated or held to be unenforceable, will adequately protect our technology, products or provide any competitive advantage, or that any of our pending or future patent applications will issue as valid and enforceable patents. Our ability to obtain and maintain patent protection for our products is uncertain due to a number of factors, including that:

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

We have historically incurred substantial net losses, including net losses of $125.0 million and $17.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $297.9 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to efforts to the commercial launch of the Talis One system and COVID-19 assay kit, and thereafter to increase the adoption of our products, improve these products, scale our manufacturing capabilities and research, develop and commercialize new products. We are exposed to foreign exchange risk in our operations, specifically around our manufacturing scale up activities. The impact of foreign exchange fluctuations on our contracts with third party vendors, which are denominated in a currency other than the U.S. dollar, could adversely impact our results of operations, financial condition and cash flows.

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In recent years, stock markets in general, and the market for life science technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. From February 12, 2021 through August 6, 2021, the closing price of our common stock has ranged between $9.62 and $27.80 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

In addition, there were 7,874,134 shares of common stock issuable upon the exercise of options outstanding as of June 30, 2021. We registered all of the shares of common stock issuable upon exercise of such outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (Securities Act). The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of June 30, 2021, holders of approximately 31,189,210 shares, or 56.1% of our capital stock, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of August 6, 2021, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 64.9% of our outstanding voting stock. Further, 56.1% of our outstanding voting stock is owned by entities affiliated with Baker Bros. Advisors LP (Baker Bros.). In addition, the holders of our Series 1 convertible preferred stock, which, subject to certain limitations, is a voting common stock equivalent, may elect to convert shares of Series 1 convertible preferred stock into shares of Series 2 convertible preferred stock, which is a non-voting common stock equivalent. These shares of Series 2 convertible preferred stock are then convertible into shares of our common stock, subject to certain beneficial ownership limitations.

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

We will be required, pursuant to Section 404 of the Sarbanes–Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2021, which is the year covered by the second annual report following the completion of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time. We are commencing the costly and challenging process of compiling the information systems, processes and internal controls documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 of the Sarbanes–Oxley Act will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act.

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

The new ERP system was deployed for use throughout our company during the period ended June 30, 2021. Implementing a new ERP system is costly and requires significant focus of our financial resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (No. 333-252360) was declared effective by the SEC.

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

10.1

Lease Agreement, dated April 7, 2021, by and between the Registrant and SFF 3565 HAVEN, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File no. 001-40047) filed with the SEC on May 13, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TALIS BIOMEDICAL CORPORATION

Date: August 10, 2021	By:	/s/ Brian Coe
Brian Coe
Chief Executive Officer

Date: August 10, 2021	By:	/s/ J. Roger Moody, Jr.
J. Roger Moody, Jr.
Chief Financial Officer