Form 10-Q
period 2021-09-30
Talis Biomedical Corp
filed 2021-11-16
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 56,152,290 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 26,288,616 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock, which is a voting common stock equivalent, subject to certain limitations.

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in this Quarterly Report in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•

The EUA for the Talis One COVID-19 Test System may be revoked or may terminate at the conclusion of the public health emergency, and we will be unable to sell this product in the near future and will be required to pursue 510(k) clearance or other marketing authorization, which will likely be a lengthy and expensive process, and we may not be able to obtain marketing authorization for additional assays, which would adversely affect our business, financial condition and results of operations.

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

•	We may be unable to manage our growth effectively, which could make it difficult to execute our business strategy.
•	We may rely on a small number of customers for a significant portion of our revenue, which may materially adversely affect our financial condition and results of operations.
•	Our commercial success could be compromised if our customers do not receive coverage and adequate reimbursement for our products,.
•

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$273,603	$138,483
Restricted cash	—	34,650
Grants receivable	—	238
Unbilled grants receivable	219	233
Prepaid research and development expenses	938	12,014
Prepaid expenses and other current assets	2,797	3,106
Total current assets	277,557	188,724
Property and equipment, net	10,391	9,114
Operating lease right-of-use-assets	13,400	567
Other long-term assets	1,748	—
Total assets	$303,096	$198,405
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,388	$4,906
Accrued compensation	6,635	2,738
Accrued liabilities	18,194	7,694
Operating lease liabilities, current portion	1,125	693
Total current liabilities	31,342	16,031
Operating lease liabilities, long-term portion	12,962	—
Total liabilities	$44,304	$16,031
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value—no shares authorized as of September 30, 2021 and 229,296,908 shares authorized as of December 31, 2020; no shares issued and outstanding as of September 30, 2021 and 53,509,351 shares issued and outstanding as of December 31, 2020; no aggregate liquidation preference as of September 30, 2021 and $475,617 as of December 31, 2020	—	290,945
Stockholders’ equity (deficit):
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 and 57,324,227 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 29,863,674 and no Series 1 convertible preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $3 as of September 30, 2021 and none as of December 31, 2020	3	—
Common stock, $0.0001 par value; 200,000,000 and 230,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 25,963,014 and 2,126,254 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	—
Additional paid-in capital	595,075	64,335
Accumulated deficit	(336,288)	(172,906)
Total stockholders’ equity (deficit)	258,792	(108,571)
Total liabilities, convertible preferred stock and stockholders’ equity	$303,096	$198,405

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Grant revenue	$218	$9,486	$7,335	$10,705
Operating expenses:
Research and development	25,841	36,011	140,529	49,909
Selling, general and administrative	12,792	3,058	30,102	7,798
Total operating expenses	38,633	39,069	170,631	57,707
Loss from operations	(38,415)	(29,583)	(163,296)	(47,002)
Other income (expense), net	(3)	69	(86)	68
Net loss and comprehensive loss	$(38,418)	$(29,514)	$(163,382)	$(46,934)
Net loss per share, basic and diluted	$(1.49)	$(13.90)	$(8.41)	$(22.15)
Weighted average shares used in the calculation of net loss per share, basic and diluted	25,787,101	2,122,931	19,427,730	2,118,607

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance at December 31, 2020	53,509,351	$290,945	—	—	2,126,254	$—	$64,335	$(172,906)	$(108,571)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	85,895	—	131	—	131
Issuance of Common Stock upon initial public offering, net of issuance costs of $21,349	—	—	—	—	15,870,000	2	232,546	—	232,548
Conversion of convertible preferred stock into common stock and Series 1 convertible preferred stock upon initial public offering	(53,509,351)	(290,945)	29,863,674	3	7,555,432	—	290,942	—	290,945
Stock-based compensation expense	—	—	—	—	—	—	1,772	—	1,772
Net loss	—	—	—	—	—	—	—	(60,492)	(60,492)
Balance at March 31, 2021	—	$—	29,863,674	$3	25,637,581	$2	$589,726	$(233,398)	$356,333
Issuance of Common Stock upon exercise of stock options	—	—	—	—	52,792	—	80	—	80
Stock-based compensation expense	—	—	—	—	—	—	1,791	—	1,791
Net loss	—	—	—	—	—	—	—	(64,472)	(64,472)
Balance at June 30, 2021	—	$—	29,863,674	$3	25,690,373	$2	$591,597	$(297,870)	$293,732
Issuance of Common Stock upon exercise of stock options	—	—	—	—	205,521	—	563	—	563
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	—	—	67,120	—	439	—	439
Stock-based compensation expense	—	—	—	—	—	—	2,476	—	2,476
Net loss	—	—	—	—	—	—	—	(38,418)	(38,418)
Balance at September 30, 2021	—	$—	29,863,674	$3	25,963,014	$2	$595,075	$(336,288)	$258,792

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance at December 31, 2019	37,871,430	$42,755	2,115,583	$—	$60,636	$(81,776)	$(21,140)
Issuance of Common Stock upon exercise of stock options	—	—	483	—	5	—	5
Stock-based compensation expense	—	—	—	—	681	—	681
Net loss	—	—	—	—	—	(7,374)	(7,374)
Balance at March 31, 2020	37,871,430	$42,755	2,116,066	$—	$61,322	$(89,150)	$(27,828)
Issuance of Common Stock upon exercise of stock options	—	—	2,557	—	1		1
Proceeds from second tranche of Series C-1 convertible preferred stock, net of issuance costs of $24	—	18,333	—	—	—	—	—
Proceeds from second tranche of Series D-1 convertible preferred stock, net of issuance costs of $3	—	1,884	—	—	—	—	—
Proceeds from second tranche of Series D-2 convertible preferred stock, net of issuance costs of $6	—	4,710	—	—	—	—	—
Cancellation of third tranche of Series C-1 convertible preferred stock	(9,314,766)	—	—	—	—	—	—
Cancellation of third tranche of Series D-1 convertible preferred stock	(955,666)	—	—	—	—	—	—
Cancellation of third tranche of Series D-2 convertible preferred stock	(2,387,171)	—	—	—	—	—	—
Issuance of Series E-1 convertible preferred stock, net of issuance costs of $11	513,746	3,831	—	—	—	—	—
Issuance of Series E-2 convertible preferred stock, net of issuance costs of $233	11,187,189	82,776	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	407	—	407
Net loss	—	—	—	—	—	(10,046)	(10,046)
Balance at June 30, 2020	36,914,762	$154,289	2,118,623	$—	$61,730	$(99,196)	$(37,466)
Issuance of Common Stock upon exercise of stock options	—	—	5,821	—	7	—	7
Issuance of Series E-1 convertible preferred stock, net of issuance costs of $37	1,776,153	13,112	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,031	—	1,031
Net loss	—	—	—	—	—	(29,514)	(29,514)
Balance at September 30, 2020	38,690,915	$167,401	2,124,444	$—	$62,768	$(128,710)	$(65,942)

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(163,382)	$(46,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,039	2,119
Depreciation and amortization	641	564
Non-cash lease expense	1,013	444
Changes in operating assets and liabilities:
Unbilled grants receivable	14	1,472
Grants receivable	238	—
Prepaid expenses and other current assets	309	(431)
Prepaid research and development	11,076	(13,688)
Other long-term assets	(981)	—
Accounts payable	482	943
Accrued expenses and other liabilities	14,365	5,771
Lease liabilities	(457)	(593)
Net cash used in operating activities	$(130,643)	$(50,333)
Investing activities
Purchase of property and equipment	(1,879)	(5,795)
Net cash used in investing activities	$(1,879)	$(5,795)
Financing activities
Proceeds from initial public offering, net of issuance costs	232,546	—
Proceeds from stock option exercises	774	13
Proceeds from stock option issuances pursuant to employee stock purchase plan	439	—
Proceeds from the issuance of preferred stock, net of issuance costs	—	124,646
Payment of deferred initial public offering costs	—	(79)
Net cash provided by financing activities	$233,759	$124,580
Net increase in cash, cash equivalents and restricted cash	101,237	68,452
Cash, cash equivalents and restricted cash at beginning of period	173,133	21,604
Cash, cash equivalents and restricted cash at end of period	$274,370	$90,056
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$39	$1,656
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$718
Right-of-use assets obtained in exchange for operating lease liabilities	$13,499	$743
Remeasurement of operating lease right-of-use asset for lease modification	$342	$417

The following table provides a reconciliation of the cash and restricted cash balances as of each of the periods shown above:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$273,603	$55,406
Restricted cash	—	34,650
Restricted cash – other long-term assets	767	—
Total cash, cash equivalents and restricted cash	$274,370	$90,056

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Notes to Condensed Financial Statements (Unaudited)

1. Organization and nature of business

Talis Biomedical Corporation (the Company) is a molecular diagnostic company focused on advancing health equity and outcomes through the delivery of accurate infectious disease testing in the moment of need, at the point of care. The Company plans to develop and commercialize innovate products on its sample-to-answer Talis One system to enable accurate, low cost, and rapid molecular testing.  In November 2021, the U.S. Food and Drug Administration (FDA) granted Emergency Use Authorization (EUA) for use of the Talis One COVID-19 Test System in a variety of healthcare settings. The Company was incorporated in 2013 under the general laws of the State of Delaware and is based in Menlo Park, California (CA) and Chicago, Illinois (IL).

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

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including net losses of $163.4 million for the nine months ended September 30, 2021. As of September 30, 2021, the Company had unrestricted cash and cash equivalents of $273.6 million and $0.8 million of restricted cash held within other long-term assets on the balance sheet.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its products. The Company expects its existing unrestricted cash and cash equivalents as of September 30, 2021 will be sufficient to fund its operations through at least one year from the date these condensed financial statements are issued. The Company expects to finance its future operations with its existing restricted and unrestricted cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, grant agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting.  Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  These unaudited condensed financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. The results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period.

The condensed balance sheet presented as of December 31, 2020, has been derived from the audited financial statements as of that date. The condensed financial statements and notes as presented do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed financial statements and notes included in this Quarterly Report should be read in conjunction with the financial statements and notes included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates form the basis for determining the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Significant estimates for the periods presented include, but are not limited to, recovery of long-lived assets, stock-based compensation expense, research and development accruals, the measurement of right-of-use assets and lease liabilities, uncertain tax positions, and the fair value of common stock prior to the Company’s IPO. Actual results could vary from the amounts derived from management’s estimates and assumptions.

Reclassifications

The accompanying condensed balance sheet of December 31, 2020 reflects the Company’s reclassification of accrued compensation out of accrued expenses and other liabilities to conform with current year presentation.

Cash and cash equivalents

The Company considers cash equivalents to be highly liquid investments with an original maturity at purchase of three months or less. These cash equivalents include holdings in money market funds that are invested in U.S. Treasury obligations which are stated at fair value. Prior to April 1, 2021, the Company did not have any cash equivalents.

Deferred initial public offering costs

The Company capitalized certain direct incremental legal, consulting, banking, and accounting fees primarily relating to the Company’s IPO which closed on February 17, 2021. Until completion of the IPO, these costs were reclassified into stockholders' equity (deficit) as a reduction of additional paid-in capital. As of December 31, 2020, the Company recorded deferred offering costs of $2.4 million within other current assets on the balance sheet.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and grant receivables. The Company’s cash is deposited in accounts at large financial institutions and its cash equivalents are primarily held in prime and United States government money market funds. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held and government grant funded nature of the Company’s grant receivables.

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

The Company does not capitalize pre-launch inventory costs until future commercialization is considered probable and the future economic benefit is expected to be realized. Capitalizing pre-launch inventory costs will not occur prior to obtaining an EUA or other FDA marketing authorization unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable, and future economic benefit can be asserted. The Company records such costs as research and development expenses, or if used in marketing evaluations records such costs as selling, general and administrative expenses.

In 2020, the Company began developing production lines to automate the production of its Talis One cartridges for the COVID-19 assay with the intention to scale-up its manufacturing capabilities to meet the high demand expected in response to the COVID-19 pandemic. Approximately $95.9 million of the high capacity production equipment acquired as part of the Company’s effort to scale-up its manufacturing capacity, is highly specialized for the manufacturing of the Company’s Talis One cartridges and was determined not to have an alternative future use, of which $55.0 million had been incurred in the nine months ended September 30, 2021. All materials, equipment, and external consulting costs associated with developing aspects of the production line that do not have an alternative future use are expensed as research and development costs until regulatory approval is obtained. Materials, equipment, and external consulting costs associated with developing aspects of the production line that are deemed to have an alternative future use are capitalized as property and equipment, assessed for impairment and depreciated over their related useful lives. These research and development costs, including expenditures for property and equipment with no alternative future use, are classified as operating cash outflows within the Company’s statements of cash flows.

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

Convertible preferred stock

The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company has classified its historical convertible preferred stock, which were redeemable, as temporary equity in the accompanying balance sheets due to terms that allowed for redemption of the shares into the Company’s common stock. The Company has classified Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock as permanent equity in the accompanying condensed balance sheets, as they meet the criteria for permanent equity classification and the liquidation value is de minimis. The Company also evaluates the features of its convertible preferred stock to determine if the features require bifurcation from the underlying shares by evaluating whether they are clearly and closely related to the underlying shares and if they do, or do not, meet the definition of a derivative.

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

For the three and nine month period ended September 30, 2021 and 2020, the Company reported a net loss. The potentially dilutive common stock would have been anti-dilutive and therefore basic and diluted loss per share attributable to common stockholders were the same.

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

3. Fair value measurement

The Company determines the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction between market participants at the measurement date.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1: Quoted prices in active markets for identical instruments
•	Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)
•	Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)

Financial assets carried at fair value and measured on a recurring basis as of September 30, 2021 are classified in the hierarchy as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$260,056	$—	$—	$260,056
Total assets measured at fair value	$260,056	$—	$—	$260,056

There were no assets or liabilities measured at fair value as of December 31, 2020.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the nine months ended September 30, 2021. Cash equivalents consisted of funds held in money market accounts that are valued using quoted prices in active markets for identical instruments.

4. Balance sheet components

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development costs	$17,000	$6,360
Professional fees	211	608
Other liabilities	983	726
	$18,194	$7,694

Due to the delayed submission of the Company’s EUA for the Talis One COVID-19 Test System, the Company determined that certain components procured, or expected to be procured, and other costs for the Talis One system will be in excess of expected demand or usage. Although the Company will be taking steps to minimize the adverse impact on the Company’s business, based on information available as of September 30, 2021, the Company had accrued $8.8 million within accrued research and development costs on the condensed balance sheet and within research and development expenses on the condensed statement of operations and comprehensive loss for modifications of agreements with its suppliers.

5. Grant revenue and receivables

NIH Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) Initiative contracts

During the nine months ended September 30, 2021, the Company recognized as revenue, and received, $7.0 million in relation to the RADx initiative. The Company received $1.2 million relating to completing the second stage of the contract and $5.8 million relating to completing the third stage of the contract during the nine months ended September 30, 2021. There were no unbilled receivables recorded for this contract as of September 30, 2021 or December 31, 2020.

In July 2021, the Company and the NIH agreed to an amended contract for the completion of the RADx initiative. The amendment extended the term of the contract to October 31, 2021 and decreased the potential milestone payment from $7.9 million to $4.0 million.

In October 2021, the Company and the NIH agreed to an amended contract for the completion of the RADx initiative. The amendment further extended the term of the contract to January 30, 2022 and further decreased the potential milestone payment from $4.0 million to $2.0 million. The remaining $2.0 million available under the amended RADx contract is contingent upon the Company meeting the agreed-upon contractual milestone.

NIH grant

During the nine months ended September 30, 2021, the Company recognized $0.3 million of revenue related to efforts incurred under its NIH grant for Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. As of September 30, 2021, $0.2 million was included in unbilled receivables related to this NIH grant.

CARB-X grant

In October 2021, the Company chose not to pursue additional option periods under the Biomedical Advanced Research and Development Authority’s Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. Therefore, there is no additional funding available under this grant.

During the nine months ended September 30, 2020, the Company recognized $0.6 million, $0.9 million and $9.3 million of grant revenue related to efforts incurred under its CARB-X grant, NIH grant, and RADx initiative, respectively.

6. Commitments and contingencies

Operating leases

In January 2021, the Company entered a new operating lease for laboratory and office space in Chicago, IL. The Company received access to the premises and the lease commenced in May 2021. As of September 30, 2021, the Company had recorded a right-of-use asset and lease liability of $13.2 million. The lease is classified as an operating lease and will continue for an initial term of 11 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the new lease is approximately $1.7 million annually with fixed escalations of 2.5% per annum.

In January 2021, the Company entered a new operating lease for laboratory and office space in Redwood City, CA. As of September 30, 2021, the Company did not have access to the space, concluded that the leasehold improvements were lessor owned and determined that the lease had not yet commenced for accounting purposes. The lease will continue for an initial term of 10.5 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the new lease is approximately $2.6 million annually with fixed escalations of 3.0% per annum. The Company has included $1.0 million of security deposit to secure the lease within other long-term assets on the condensed balance sheet.

The components of the lease costs and supplemental cash flow information relating to the Company’s leases were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease Costs	2021	2021
Operating lease costs	$663	$1,311
Variable lease costs	28	80
Total operating lease costs	$691	$1,391
Cash Flows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$289	$755

Weighted-average remaining lease terms and discount rates were as follows:

September 30,
2021
Weighted-average remaining lease term	10.2 years
Weighted-average discount rate	5.1%

The undiscounted future lease payments for operating leases as of September 30, 2021 were as follows (in thousands):

(in thousands)	Operating Leases
2021 (remainder)	$289
2022	1,265
2023	1,644
2024	1,684
2025	1,724
2026 and thereafter	12,102
Total future minimum lease payments	18,708
Less: imputed interest	(4,621)
Present value of operating lease liabilities	14,087
Less: current portion of lease liabilities	(1,125)
Noncurrent portion of lease liabilities	$12,962

Standby letter of credit

In July 2021, the Company made a payment of $29.6 million to one of the Company’s contract manufacturing organizations in connection with the purchase of certain instrument components. The Company’s $33.0 million letter of credit (LOC), that was required to be held as collateral by the contract manufacturing organization, was concurrently terminated.

In conjunction with the Chicago laboratory lease entered into in January 2021, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the condensed balance sheet as of September 30, 2021, because it is unavailable for a period longer than one year from the balance sheet date. The LOC had not been drawn upon through September 30, 2021.

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

Unconditional purchase obligations

In the normal course of business, the Company enters into various firm purchase commitments. As of September 30, 2021, these commitments total approximately $60.2 million in aggregate and are primarily related to the build out of manufacturing capacity of $2.1 million and purchase of certain inventory related items of $58.1 million, all of which are expected to be incurred within one year of September 30, 2021.

7. Convertible preferred stock and stockholders’ equity (deficit)

Amended and Restated Certificate of Incorporation

Immediately prior to the closing of the Company’s IPO in February 2021, the Company’s Board of Directors (Board of Directors) approved and the Company filed its amended and restated certificate of incorporation, which authorized the issuance of up to 170,000,000 of convertible preferred stock with a par value of $0.0001 per share, of which 60,000,000 shares have been designated as Series 1 convertible preferred stock and 60,000,000 shares have been designated Series 2 non-voting convertible preferred stock.

Convertible preferred stock

The Company had an aggregate 53,509,351 shares of convertible preferred stock issued and outstanding as of December 31, 2020. Upon the closing of the IPO, 42,705,056 affiliated convertible preferred stock with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining 10,804,295 outstanding convertible preferred stock were converted into 7,555,432 shares of common stock. As of September 30, 2021, there were no shares of Series 2 non-voting convertible preferred stock outstanding.

The Company’s convertible preferred stock consisted of the following (in thousands, except share amounts):

September 30, 2021	Preferred authorized	Preferred shares issued and outstanding	Carrying Value	Liquidation Preference	Common shares issuable upon conversion
Series 1 convertible preferred stock	60,000,000	29,863,674	$225,383	$3	29,863,674
Series 2 non-voting convertible preferred stock	60,000,000	—	—	—	—
Undesignated	50,000,000	—	—	—	—
	170,000,000	29,863,674	$225,383	$3	29,863,674

December 31, 2020	Preferred authorized	Preferred shares issued and outstanding	Carrying Value	Liquidation Preference	Common shares issuable upon conversion
Series C-1 convertible preferred stock	13,404,197	13,404,197	$39,756	$105,041	9,373,556
Series C-2 convertible preferred stock	13,404,197	—	—	—	—
Series D-1 convertible preferred stock	11,809,630	1,437,178	3,561	5,631	1,005,013
Series D-2 convertible preferred stock	11,809,630	10,372,452	24,365	40,641	7,253,461
Series E-1 convertible preferred stock	13,477,088	2,289,899	16,943	24,319	1,601,316
Series E-2 convertible preferred stock	13,477,088	11,187,189	82,766	118,808	7,823,208
Series F-1 convertible preferred stock	18,633,312	4,859,897	38,496	59,420	3,398,514
Series F-2 convertible preferred stock	18,633,312	9,958,539	85,058	121,758	6,964,012
Series 1 convertible preferred stock	57,324,227	—	—	—	—
Series 2 non-voting convertible preferred stock	57,324,227	—	—	—	—
	229,296,908	53,509,351	$290,945	$475,617	37,419,080

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock have various rights, privileges and features. The Company determined that none of the features required bifurcation from the underlying shares, either because they are clearly and closely related to the underlying shares or because they do not meet the definition of a derivative. The rights, preferences, and privileges of the Company’s Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock are as follows:

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

Holders of our Series 2 non-voting convertible preferred stock have no voting rights except as required by law or as set forth in our amended and restated certificate of incorporation.

Conversion

The Series 1 convertible preferred stock is convertible, at the election of the holder, into Series 2 non-voting convertible preferred stock on a one-for-one basis at any time following the third anniversary of the closing of the IPO. Shares of Series 1 convertible preferred stock automatically convert to common stock on a one-for-one basis at any time at the discretion of the holder, or upon any sale or transfer of such shares of Series 1 convertible preferred stock.

Conversion of the Series 2 non-voting convertible preferred stock is prohibited if the holder exceeds a specified threshold of voting security ownership. The Series 2 non-voting convertible preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like; provided that such holder shall not be entitled to convert the Series 2 non-voting convertible preferred in excess of that number of convertible preferred stock which upon giving effect or immediately prior to such conversion would cause the holder to exceed 4.99% ownership or voting power individually or in aggregate with its affiliated holders. The 4.99% can be increased to up to 19.99% by the holders of such shares with 61 days’ notice to the Company. Shares of Series 2 non-voting convertible preferred stock automatically convert to common stock on a one-for-one basis upon any sale or transfer of such shares of Series 2 non-voting convertible preferred stock.

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

The Company has reserved the following shares of common stock for future issuances:

As of September 30,
2021
Shares reserved for conversion of outstanding Series 1 convertible preferred stock	29,863,674
Shares reserved for options to purchase Common Stock under the 2013 Equity Incentive Plan	6,707,003
Shares reserved for options to purchase Common Stock under the 2021 Equity Incentive Plan	1,455,141
Shares reserved for settlement of restricted stock units under the 2021 Equity Incentive Plan	310,520
Shares reserved for issuance under the 2021 Equity Incentive Plan	4,368,240
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	482,880
Total	43,187,458

8. Stock-based compensation

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (2013 Plan) provides the Board of Directors the discretion to grant stock options and other equity-based awards to employees, directors, and consultants of the Company. The Board of Directors administers the 2013 Plan and has discretion to delegate some or all of the administration of the 2013 Plan to a committee or committees or an officer. To date, the Company has only granted Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs) to employees, consultants, and directors. Following the completion of the Company’s IPO no additional shares have been granted under the 2013 Plan. However, the 2013 Plan will continue to govern outstanding equity awards granted thereunder. To the extent outstanding options granted under the 2013 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2013 Plan, the number of shares underlying such awards will be available for future grant under the 2021 Equity Incentive Plan.

2021 Equity Incentive Plan

In February 2021, the Board of Directors adopted the 2021 Equity Incentive Plan (2021 Plan), and our stockholders approved the 2021 Plan. The 2021 Plan is a successor to and continuation of the 2013 Plan. To date, the Company has only granted ISOs, NSOs and Restricted Stock Units (RSUs) to employees and directors. Therefore, the below discussion is limited to the terms applicable to ISOs and NSOs (collectively, stock options or options), and RSUs.

2021 Employee Stock Purchase Plan (ESPP)

In February 2021, the Company’s Board of Directors adopted the ESPP, and our stockholders approved the ESPP. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors. Employees may invest up to 15% of their qualifying gross compensation through payroll deductions. In no event may an employee purchase more than 4,750 shares of common stock during any six-month offering period.

As of September 30, 2021, there were 67,120 shares issued under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense of $0.4 million related to the ESPP has been recorded during the nine months ended September 30, 2021.

Stock options

A summary of stock option activity during the nine months ended September 30, 2021 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	7,737,095	$4.22	9.3	$16,374
Granted	1,487,360	$10.84
Exercised	(344,208)	$2.24
Forfeited/Expired	(718,103)	$4.95
Outstanding at September 30, 2021	8,162,144	$5.45	7.2	$14,469
Exercisable at September 30, 2021	2,303,853	$3.59	6.4	$6,324
Nonvested at September 30, 2021	5,858,291	$6.17	7.5	$8,145

As of September 30, 2021, the total unrecognized stock-based compensation related to stock options, excluding the stock option granted to the Company’s former Chief Executive Officer (CEO) with the performance condition (discussed further below), was $21.5 million, which is expected be recognized over a weighted-average period of approximately 2.4 years.

On August 30, 2021, the Company entered into a separation and consulting agreement with the Company’s former CEO. As a result of the agreement, the Company determined that 881,937 options belonging to the former CEO were modified during the quarter ending September 30, 2021. During the three months ended September 30, 2021, the incremental expense recorded for this modification was $0.5 million.

During 2020, the former CEO of the Company received stock options for the purchase of 241,958 shares of common stock that vest upon the first sale by the Company of a regulatory authorized product. As of September 30, 2021, there was $1.8 million of unrecognized compensation expense related to these stock options as the achievement of the performance condition was not yet deemed probable.

Restricted stock units

A summary of RSU activity during the nine months ended September 30, 2021 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value (per RSU)
Outstanding at December 31, 2020	—	$—
Granted	310,520	$6.14
Exercised	—	$—
Forfeited/Expired	—	$—
Outstanding at September 30, 2021	310,520	$6.14

As of September 30, 2021, the total unrecognized stock-based compensation related to RSUs was $1.9 million, which is expected to be recognized over a weighted average period of approximately 4 years.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$528	$449	$1,709	$911
Selling, general and administrative	1,948	582	4,330	1,208
Total stock-based compensation	$2,476	$1,031	$6,039	$2,119

9. Related-party transactions

Research and development consulting services agreement

The Company has a service agreement with a major stockholder, director and member of its Scientific Advisory Board, under which, the individual is compensated for providing the Company with research and development consulting services. Under the agreement, the Company has made payments of less than $0.1 million for services rendered during each of the nine months ended September 30, 2021 and 2020.

Financing activity

During the nine months ended September 30, 2021, the Company received proceeds of $106.2 million from the issuance of common stock to related parties as part of the Company’s IPO, including the Company’s majority shareholder, the Baker Funds, six officers and two members of the Board of Directors.

Registration rights

In March 2021, the Company entered into the Registration Rights Agreement with the Baker Funds, holders of Series 1 convertible preferred stock and related parties (see Note 7).

10. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss - basic and diluted	$(38,418)	$(29,514)	$(163,382)	$(46,934)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	25,787,101	2,122,931	19,427,730	2,118,607
Net loss per share - basic and diluted	$(1.49)	$(13.90)	$(8.41)	$(22.15)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The Company’s Series 1 convertible preferred stock are participating securities but, because they do not have the obligation to share in the loss of the Company, they are excluded from the calculation of basic net loss per share. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2021	2020
Convertible preferred stock	—	27,056,554
Series 1 convertible preferred stock	29,863,674	—
Options to purchase Common Stock	8,162,144	7,424,661
Shares estimated to be purchased under 2021 ESPP	126,112	—
Unvested RSUs	310,520	—
Total	38,462,450	34,481,215

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

Overview

Our primary focus is to advance health equity and outcomes through the delivery of accurate infectious disease testing in the moment of need, at the point of care.  We plan to develop and commercialize innovative products on our sample-to-answer Talis One system to enable accurate, low cost and rapid molecular testing.

We are developing the Talis One system which leverages expertise across chemistry, biology, engineering and software to create a fully integrated, cloud-enabled and portable molecular diagnostic solution that customers can rapidly deploy when and where needed. The Talis One system incorporates core proprietary technologies into a compact, easy-to-use instrument, that utilizes single use test cartridges and software, including a central cloud database, which are designed to work together to provide levels of testing accuracy equivalent to a central laboratory. We intend to commercialize the Talis One system as an integrated solution comprising single use consumables, an instrument and software. Our commercial strategy will focus on building and expanding an installed base of Talis One systems to generate revenue from the purchase of such products. Our first commercial test is a rapid point-of-care molecular diagnostic to detect SARS-CoV-2 directly from a patient sample in less than 30 minutes (COVID-19 test). We are also developing assays for the detection of other respiratory infections that could be included as a panel test with our COVID-19 test as well as tests for infections related to women’s health and sexually transmitted infections.

Our products will require marketing authorization from the FDA prior to commercialization. On November 5, 2021, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Talis One system for our COVID-19 test, which we refer to as the Talis One COVID-19 Test System. Due to the COVID-19 global pandemic, we obtained marketing authorization for our COVID-19 test under an EUA rather than initially pursuing 510(k) clearance or other forms of marketing authorization under the FDA’s standard medical device authorities.

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

We have incurred recurring losses since our inception, including net losses of $163.4 million for the nine months ended September 30, 2021 and $46.9 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $336.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

In addition, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As a result, we will need substantial additional funding to support our operating activities. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, debt and grant revenue. Adequate funding may not be available to us on acceptable terms, or at all.

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

As of September 30, 2021, we had unrestricted cash and cash equivalents of $273.6 million. We expect that our cash and cash equivalents of $273.6 million as of September 30, 2021 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued. We may need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek additional funding through the issuance of our common stock, other equity or debt financings, or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our assays and development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to significantly delay or scale back our operations.

We outsource essentially all of our manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third party contract manufacturers. Our outsourced production strategy is intended to drive rapid scalability and avoid the high capital outlays and fixed costs related to constructing and operating a manufacturing facility. Certain of our suppliers of components and materials are single source suppliers. To support our commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Up until the point we received EUA for the Talis One COVID-19 system, those assets deemed to have an alternative future use were capitalized as property and equipment while those assets determined to not have an alternative future use were expensed. The automated cartridge manufacturing lines are capable of producing one million Talis One cartridges per month, which we expect will scale to meet demand through 2021.

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

As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. We are considered an essential business, therefore the impact to our operations has been limited. To date, we have initiated some and may take additional temporary precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. For the safety of our employees and their families, we have temporarily reduced the presence of our employees in our facilities. Certain of our third-party service providers have also experienced shutdowns or other business disruptions. We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and planned clinical trial and other development timelines, as well as on our industry and the healthcare system.

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

Three vaccines for COVID-19 have been authorized for emergency use by the FDA as of September 2021. There can be no assurance that demand for our COVID-19 testing will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, or due to other events.

Enterprise Resource Planning

During the nine month period ending September 30, 2021, we implemented a new enterprise resource planning (ERP) system to provide better information and to support our commercial scale-up.

Components of our results of operations

Grant revenue

To date, all of our revenue has been derived from government grants, which includes an April 2018 subaward grant from Boston University as part of the CARB-X program, a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative.

In October 2021, we and the NIH agreed to a further amended contract for the completion of the RADx initiative. The amendment further extended the contract to January 30, 2022 and decreased the potential payment for the remaining milestone from $4.0 million to $2.0 million. The remaining $2.0 million available under the amended RADx contract is contingent upon us meeting our agreed-upon contractual milestone.

Under the NIH grant, there is the possibility of an additional $1.9 million in payments through April 2023.

In October 2021, we chose not to pursue additional option periods under the CARB-X grant. Therefore, there is no additional funding available under this grant.

These grants are not in the scope of the contracts with customers accounting guidance as the government entities and/or government-sponsored entities are not customers under the agreements.

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

Until future commercialization is considered probable and the future economic benefit is expected to be realized, we do not capitalize pre-launch inventory costs prior to completion of marketing authorization unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable, and future economic benefit can be asserted. We record such costs to research and development costs, or if used in marketing evaluations reported to selling, general and administrative expense. A number of factors are taken into consideration, based on management’s judgment, including the current status in the regulatory approval process, potential impediments to the approval process, anticipated research and development (R&D) initiatives and risk of technical feasibility, viability of commercialization and marketplace trends.

Prior to receiving an EUA, costs of property and equipment related to scaling up our manufacturing capacity for commercial launch were recorded to research and development expense when the asset does not have an alternative future use. After receipt of marketing authorization, we anticipate that we will begin to capitalize inventory costs, as well as property and equipment expenditures, associated with regulatory approved products.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue the research and development of our platform and assays for other infectious diseases and disease states, initiate clinical trials for future tests, further develop and refine the manufacturing processes for our platform, and continue commercialization efforts. There are numerous factors associated with the successful commercialization of any assay we may develop in the future for other diseases or disease states, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

We expect that our selling, general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development, commercialization and sales of our platform. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs.

Other income (expense)

Other income (expense), net consists primarily of interest income on cash deposits held at financial institutions, gains and losses on holdings invested in money market funds, and unrealized and realized foreign exchange gains and losses.

Results of operations

Comparison for the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Grant revenue	$218	$9,486	$(9,268)
Operating expenses:
Research and development	25,841	36,011	(10,170)
Selling, general and administrative	12,792	3,058	9,734
Total operating expenses	38,633	39,069	(436)
Loss from operations	(38,415)	(29,583)	(8,832)
Other income/(expense), net	(3)	69	(72)
Net loss and comprehensive loss	$(38,418)	$(29,514)	$(8,904)

Grant revenue

Our revenue for the three months ended September 30, 2021 and 2020 relates to the CARB-X and NIH grants and the RADx initiative. During the three months ended September 30, 2021, $0.2 million of revenue was recognized related to our NIH grant. During the three months ended September 30, 2020, $0.3 million, $0.3 million, and $8.9 million of revenue was recognized related the CARB-X and NIH grants, and RADx initiative, respectively.

Research and development expenses

Substantially all of our research and development expenses incurred for the three months ended September 30, 2021 and 2020 were related to the manufacturing scale-up for, and development of our first potential commercial product utilizing the Talis One system, a rapid, point-of-care molecular diagnostic test to detect COVID-19 directly from a patient sample.

Research and development expenses were $25.8 million for the three months ended September 30, 2021, compared to $36.0 million for the three months ended September 30, 2020, a decrease of $10.2 million. The decrease was primarily due to decreases of $15.7 million related to the automation of consumable manufacturing and a decrease of $7.2 million related to instrument component costs as the Company comes near the completion of the scale up project. These decreases were offset by increases of $10.5 million related to Talis One cartridge materials, $1.2 million increase in professional and personnel related expenses, including increased consulting expenses and stock compensation expenses, and an increase of $1.0 million relating to an increase in facilities and IT costs.

The ramp up of our manufacturing efforts, which began in the middle of 2020, is expected to be completed by the end of 2021. As of September 30, 2021, we have incurred approximately $109.0 million related to such manufacturing scale-up and related costs to date, of which $95.9 million has been incurred related to high capacity production equipment and $13.1 million has been incurred related to our cartridge expenses. During the three months ended September 30, 2021, the Company incurred $12.0 million of these costs. We expect to incur approximately $6.7 million of additional costs in the near term. We received EUA for the Talis One COVID-19 Test System in November 2021. See “Liquidity and capital resources – Future funding requirements” below for additional information.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.8 million for the three months ended September 30, 2021, compared to $3.1 million for the three months ended September 30, 2020, an increase of $9.7 million. The increase was primarily due to increased personnel related expenses of $8.0 million, including salaries and benefits, stock-based compensation expenses, and an increase of $1.7 million related to increased expenses for outside services, and facilities costs.

Comparison for the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Grant revenue	$7,335	$10,705	$(3,370)
Operating expenses:
Research and development	140,529	49,909	90,620
Selling, general and administrative	30,102	7,798	22,304
Total operating expenses	170,631	57,707	112,924
Loss from operations	(163,296)	(47,002)	(116,294)
Other income/(expense), net	(86)	68	(154)
Net loss and comprehensive loss	$(163,382)	$(46,934)	$(116,448)

Grant revenue

Our revenue for the nine months ended September 30, 2021 and 2020 relates to the CARB-X and NIH grants and the RADx initiative. During the nine months ended September 30, 2021, $7.0 million of revenue was recognized related to the completion of Stage 2 and Stage 3 milestones as part of the RADx initiative and $0.3 million of revenue was recorded related to our NIH grant. During the nine months ended September 30, 2020, $0.6 million, $0.9 million, and $9.3 million of revenue was recognized related to the CARB-X and NIH grants, and the RADx initiative, respectively.

Research and development expenses

Substantially all of our research and development expenses incurred for the nine months ended September 30, 2021 were related to the manufacturing scale-up for, and development of our first potential commercial product utilizing the Talis One system, a rapid, point-of-care molecular diagnostic test to detect COVID-19 directly from a patient sample.

Research and development expenses were $140.8 million for the nine months ended September 30, 2021, compared to $49.9 million for the nine months ended September 30, 2020, an increase of $90.6 million. The increase was primarily due to increases of $35.4 million related to the automation of consumable manufacturing, an increase of $24.5 million relating to Talis One cartridge materials for the COVID-19 assay, and an increase of $17.7 million in instrument component costs. Additionally, the increase was due to an increase of $12.1 million related to professional and personnel related expenses, including increased outside services and consulting expenses and stock compensation expenses and an increases of $0.9 million relating to an increase in facilities and IT costs.

During the nine months ended September 30, 2021 we have incurred $68.2 million in expenses related to our manufacturing scale-up activities.

Selling, general and administrative expenses

Selling, general and administrative expenses were $30.1 million for the nine months ended September 30, 2021, compared to $7.8 million for the nine months ended September 30, 2020, an increase of $22.3 million. The increase was primarily due to increased personnel related expenses of $17.9 million, including salaries and wages, stock-based compensation expenses and personnel related expenses as we have increased headcount, consulting and recruiting expenses in these departments, and an increase of $4.4 million related to increased expenses for outside services and facilities costs.

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

We believe our cash balance as of September 30, 2021 is sufficient for our operations for at least the next 12 months from the date our condensed financial statements are issued based on our existing business plan and our ability to control the timing of significant expense commitments.

Future funding requirements

We do not have any commercial-scale manufacturing facilities and expect to rely on third parties to manufacture the Talis One system and related cartridges. We have entered into, and expect to enter into additional, agreements with contract manufacturers to support our manufacturing scale-up. We will also need to engage third-party logistics providers to manage the movement of materials between suppliers and contract manufacturers and for finished goods warehousing. We also intend to invest in additional manufacturing capacity to meet market demand for the Talis One system. The ramp up of these manufacturing efforts, which began in the middle of 2020, increased our research and development expenses as we sought regulatory approval of the Talis One system.

In November 2021, we received regulatory approval for our first product, however, we have never generated any revenue from contracts with customers. We do not expect to generate any meaningful revenue until we commercialize our Talis One system. Until we can generate a sufficient amount of revenue from the commercialization of Talis One system, if ever, we expect to finance our future cash needs through public or private equity offerings or debt financings.

To date, our primary uses of cash have been to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We currently have no other ongoing material financing commitments, such as other lines of credit or guarantees. We have recently increased our spending on automated cartridge manufacturing scale-up and instrument manufacturing, and expect expenses related to manufacturing to increase significantly as we prepare for a commercial launch. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our Talis One system. In addition, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any future collaborators. We expect to incur additional costs associated with operating as a public company. Accordingly, we may choose to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $336.3 million through September 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash of $273.6 million as of September 30, 2021, will be sufficient to fund our operations for at least 12 months after these financial statements are issued. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of the Talis One system, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

•	our ability to receive, and the timing of receipt of, regulatory approvals for futures tests;
•	the effectiveness and availability of the three vaccines in the U.S. that were authorized as of September 2021;
•	the amount of capital, and related timing of payments, required to build sufficient inventory of our Talis One system and test cartridges in advance of and during commercial launch;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for our platform if we receive marketing approval;

•	limitations of, or interruptions in, the quality or quantity of materials from our third party suppliers;
•	our ability to implement an effective manufacturing, marketing and commercialization operation;
•	the scope, progress, results and costs of our ongoing and planned operations;
•	the costs associated with expanding our operations;
•	the number and development requirements of assays for other diseases or disease states that we may pursue;
•	intervention, interruptions or recalls by government or regulatory agencies;
•	enhancements and disruptive advances in the diagnostic testing industry;
•	our estimates and forecasts of the market size addressable by our Talis One system;
•	security breaches, data losses or other disruptions affecting our information systems;
•	the regulatory and political landscape upon the launch of our commercialization of the Talis One system;
•	the revenue, if any, received from commercial sales of our products if approved, including additional working capital requirements if we pursue a reagent rental model for our Talis One instrument;
•	our ability to establish strategic collaborations; and
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(130,643)	$(50,333)
Cash used in investing activities	(1,879)	(5,795)
Cash provided by financing activities	233,759	124,580
Net increase in cash, cash equivalents and restricted cash	$101,237	$68,452

Operating activities

During the nine months ended September 30, 2021, cash used in operating activities was $130.6 million, resulting primarily from our net loss of $163.4 million and increase in other long-term assets of $1.0 million partially offset by an increase in our accrued expenses and accounts payable of $14.8 million, a decrease in our prepaid expenses of $11.4 million, and non-cash items of $7.6 million, made up of stock-based compensation of $6.0 million, amortization of our right-of-use assets on operating leases of $1.0 million, and depreciation expense of $0.6 million. The increase in our accrued expenses and accounts payable of $14.8 million was primarily associated with our manufacturing scale-up project. We have continued spending on cartridge manufacturing scale-up and instrument manufacturing as we prepare for commercial launch.

During the nine months ended September 30, 2020, cash used in operating activities was $50.3 million, resulting primarily from our net loss of $46.9 million, an increase of $14.1 million in prepaid expenses and prepaid research and development, and a decrease of $0.6 million in lease liabilities, partially offset by an increase of $6.7 million in accounts payable and accrued expenses and other current liabilities, and non-cash items of $3.1 million, made up of stock-based compensation of $2.1 million, depreciation expense of $0.6 million, amortization of our right-of-use assets on operating liabilities of $0.4 million, and a decrease in unbilled receivables of $1.5 million.

Investing activities

During the nine months ended September 30, 2021 and 2020, we used $1.9 million and $5.8 million of cash, respectively, for investing activities related to purchases of property and equipment.

Financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $233.8 million, primarily consisting of $232.6 million of proceeds from the issuance of common stock in our initial public offering, $0.8 million in proceeds from stock option exercises, and $0.4 million in proceeds from common stock issued pursuant to the Company’s employee stock purchase plan.

During the nine months ended September 30, 2020, net cash provided by financing activities was $124.6 million, primarily consisting of $24.9 million of net proceeds from the second tranche payment of the 2019 issuance of Series C-1 convertible preferred stock, Series D-1 convertible preferred stock, and Series D-2 convertible preferred stock and $99.7 million of net proceeds from the issuance of Series E-1 convertible preferred stock and Series E-2 convertible preferred stock.

Contractual obligations and commitments

The following table summarizes our non-cancellable contractual obligations at September 30, 2021, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years
Operating leases(1)	$6,171	$1,148	$5,023
Purchase commitments(2)	60,180	60,180	—
Manufacturing production lines(3)	6,710	6,710	—
Total	$73,061	$68,038	$5,023

(1)

Represents minimum contractual lease payments on our real estate leases in Menlo Park, California and Chicago, Illinois. During the first quarter of 2021, we entered into a lease laboratory and office space in Redwood City, CA. Because the lease has not commenced, we have excluded the commitment from the above analysis as of September 30, 2021. The Redwood City, CA lease will extend for an initial term of 10.5 years with a minimum commitment of approximately $2.6 million annually with fixed escalations of 3.0% per annum.

(2)	Represents firm purchase commitments in the normal course of business of $2.1 million and $58.1 million of Talis One instruments and Talis One cartridges, respectively.
(3)	Represents firm commitments relating to the scale-up of manufacturing capacity for Talis One cartridges, primarily attributed to investments in production lines.

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

Our critical accounting policies and estimates are discussed in our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed financial statements included within Part I, Item 1 of this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2021.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material weakness in internal control over financial reporting

In connection with the audit of our financial statements as of and for the year ended December 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to a lack of effective review of the estimated vendor progress related to the level of completion associated with our manufacturing scale-up project, which resulted in material adjustments to prepaid research and development expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During the first quarter of 2021, we began implementing specific remediation actions to address the material weakness, which included the following specific remediation actions::

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d15(e) of the Exchange Act that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks related to our business and strategy

If the EUA for the Talis One COVID-19 Test System is revoked or the emergency declaration is terminated, we will be unable to sell this product in the near future and will be required to pursue 510(k) clearance or other marketing authorization, which would likely be a lengthy and expensive process.

On November 5, 2021 we received an EUA from the FDA for our Talis One COVID-19 Test System.

We will rely on the FDA policies and guidance in connection with the marketing and sale of our Talis One system for its intended use in detecting SARS-CoV-2. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our products could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, or if we fail to comply with the conditions of such EUA.

It is uncertain whether the widespread availability of approved and effective vaccinations could expedite or influence any such decision making with respect to the underlying health emergency.

The FDA may also revoke an EUA when the circumstances justifying its issuance no longer exist, such as when an alternative is authorized for marketing through the standard procedures, such as through a 510(k) clearance. The FDA has stated that, given the magnitude of the COVID-19 health crisis and the testing capacity challenges in the United States, it has no current intention of terminating EUAs for COVID-19 diagnostic tests based solely on a test receiving 510(k) clearance. However, the FDA may change this position at any time and without notice. We cannot predict how long an EUA for the Talis One COVID-19 Test System will remain in place. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Changes to FDA regulations or requirements could require changes to our authorized test, necessitate additional measures, or make it impractical or impossible for us to market our test. The revocation of an EUA could necessitate that we pursue the lengthy and expensive 510(k) clearance process, which is now available since a COVID-19 assay has received de novo 510(k) classification. Indeed, the FDA has recommended that manufacturers of tests subject to an EUA pursue pre-market submissions such as a 510(k), de novo classification, or pre-market approval (PMA), as applicable, during the declared public health emergency so that their devices can remain on the market after the emergency terminates. As a result, any such revocation could adversely impact our business, financial condition and results of operations.

We may also seek an additional EUA from the FDA for our respiratory panel test targeting the detection of the SARS-CoV-2 virus, and Influenza A and B. To date, no such combination test has received an EUA in the absence of a previously 510(k)-cleared flu test and the FDA’s guidance on the possibility of such an authorization is unclear. If granted, the additional EUAs would allow us to market and sell such additional tests without the need to pursue the lengthy and expensive clearance or approval process for such additional tests (at least for as long as such EUAs are maintained). There is no guarantee that we will be able to obtain any additional EUAs. Further, we cannot predict when any such EUA would terminate in connection with a determination by the FDA regarding the end of the SARS-CoV-2 public health emergency. After the emergency declaration is terminated or an EUA is earlier revoked, we will be required to have 510(k) clearance in order for us to continue marketing and distributing our products. Failure to obtain additional EUAs or the revocation of any EUAs, if obtained, could adversely impact our business, financial condition and results of operations.

The EUA for our Talis One COVID-19 Test System may be revoked or for any assay kit, may terminate at the conclusion of the public health emergency and we may not be able to obtain marketing authorization for additional assays, which would adversely affect our business, financial condition and results of operations.

We have focused our efforts on the development of the Talis One system for FDA clearance or other marketing authorization as a point-of-care testing platform for infectious diseases. A significant portion of our commercial strategy is dependent upon the initial commercialization of our Talis One COVID-19 Test System pursuant to an EUA, and on receiving subsequent marketing authorizations with inclusion in clinical guidelines to strengthen our position in establishing coverage and reimbursement of our products with both public and private payors. If the EUA we have received is withdrawn or terminates at the conclusion of the public health emergency, we will be required to pursue marketing authorization through the FDA’s standard pre-market review pathways, in this case a traditional 510(k) clearance. We cannot guarantee that we would be able to satisfy the requirements for marketing authorization under that pathway. If we do not receive such marketing authorizations in a timely manner, or at all, or we are not successful in receiving such guideline inclusion, we may not be able to commercialize our products successfully or at all. Additionally, third-party payors may be unwilling to provide sufficient coverage and reimbursement for our products necessary for hospitals and other healthcare providers to adopt our solutions as part of their treatment strategy. In addition, any future marketing authorization of the Talis One system for our CT/NG and other women’s health assays will require pursuing an additional EUA, 510(k) clearance, or another available approval path.

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

We do not have any commercial-scale manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply. This reliance exposes us to significant risk that we will not have sufficient quantities of our products at an acceptable cost or quality, which could delay, prevent or impair our clinical trials and commercialization efforts. The manufacturing of our Talis One instrument and cartridge involves over 500 raw materials, intermediates and subassemblies. While we do not have any commercial-scale manufacturing facilities, we have invested in the development of multiple automated assembly lines for production of the test cartridges. The automated lines are required to meet the near-term volume commercial needs for the Talis One system. However, the lines are not complete and could incur substantial delays, costs and may not perform as anticipated, and any failure to perform as anticipated could require us to make significant capital expenditures to make adjustments. Any such delays or required expenditures could prevent us from launching our Talis One COVID-19 Test System, which would adversely impact our business, financial condition and results of operations. The effects of any such delays would also be exacerbated if the demand for COVID-19 tests declines prior to our assembly lines becoming fully operational at scale.

As we have not yet operated our assembly lines at scale, it may be difficult to predict the cost of manufacturing our cartridges. We are undertaking a number of initiatives designed to reduce the cost of manufacturing our instruments and diagnostic tests, including reducing the costs of supplies. There is no guarantee that we will be able to achieve planned cost reductions from such initiatives. There may also be unforeseen occurrences that increase our costs, such as increased prices of the components of our diagnostic tests, changes to labor costs or less favorable terms with third-party suppliers or contract manufacturing partners. As a result, even if our automated lines perform as anticipated, we may be unable to manufacture our products in a profitable manner.

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

Our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, or unstable political environments, or health pandemics or epidemics. For example, due to the health crisis of the COVID-19 pandemic, some of the suppliers of materials and components for our instrument and cartridges are facing extreme demand for their services. In particular, certain manufacturers of multiple components of our instrument are currently unable to provide such components to us, or are unable to provide such components on reasonable timelines, without a requirement from the government to do so pursuant to the Defense Production Act of 1950, as amended (DPA). Our contract with the NIH for Phase 2 of its RADx initiative had been modified to incorporate a Health Resources Priorities and Allocations System (HRPAS) priority rating of DO pursuant to the DPA. This allowed us to place the same priority rating on orders for industrial resources that we need to fulfill our rated order with our suppliers. While our contract with RADx, which was originally set to expire on July 30, 2021, has been amended to extend the performance period to January 30, 2022, the DPA priority rating was not concurrently extended and therefore expired. Since we no longer have the priority rating, we may be unable to manufacture our products in sufficient quantities and such event would have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, all entities involved in the manufacture of our products, are subject to extensive regulation. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these regulations. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do so on commercially reasonable terms, if at all. Further, we may be unable to use the product produced by that manufacturer, or if the manufacturer has manufactured product for our commercial sale, we could be subject to a recall of such product. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturers in order to have another third-party manufacture our products.

The process of changing manufacturers is time consuming, may involve substantial costs and is likely to result in delays or interruptions in the development of products and/or the commercialization of products. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop or deliver products in a timely or affordable manner.

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

In order to commercialize our products, we will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners are unable to successfully scale-up the manufacture of our products in sufficient quality and quantity, the development, testing and clinical trials of that product may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We expect to initially market and sell the Talis One COVID-19 Test System in the United States pursuant to EUA. Substantially all of our revenue will initially be dependent upon such sales, which we expect will continue to be the case until such time as we obtain marketing authorization for subsequent tests. As a result, our future success will depend in large part on our ability to effectively launch the Talis One COVID-19 Test System and subsequently introduce enhanced or new tests for the Talis One system. Any future commercialization of the Talis One system for other assays will require pursuing additional EUAs, 510(k) clearance or another available approval path. The launch of new products is inherently uncertain and requires the completion of commercialization activities that are complex, costly, time-intensive and uncertain, and require us to accurately anticipate patients’, providers’ and, if applicable, payors’ attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals on a timely basis, or at all.

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

With respect to our COVID-19 test, our commercial success could also depend on the availability and effectiveness of any vaccines for COVID-19. Three vaccines for COVID-19 were authorized for emergency use in the U.S. as of September 30, 2021. On August 23, 2021, one of these vaccines was approved for prevention of COVID-19 disease in individuals 16 years of age or older and remains available under EUA for individuals 5 through 15 years of age. COVID-19 testing volumes have been volatile. There can be no assurance that demand for our COVID-19 testing will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, or due to other events. Commercial success of our respiratory panel, which is designed to detect influenza A, influenza B or SARS-CoV-2, could further depend on receiving FDA authorization via the emergency use authorization pathway. The federal government may terminate the emergency use authorization pathway prior to submission of our application for authorization, thereby requiring us to pursue the more onerous 501(k) pathway for market authorization for the respiratory panel, which could further delay bringing our product to market. A delay in receiving authorization could cede market share to competitors who have already obtained authorization for combined COVID-flu tests. Additionally, even if our diagnostic tests achieve widespread market acceptance, they may not maintain that market acceptance over time if competing diagnostic tests or technologies, which are more cost effective or are received more favorably, are introduced. Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to an order from federal or state governments, including pursuant to the DPA, to distribute the Talis One COVID-19 Test System directly to the government or as directed by the government, which could adversely affect our business, financial condition and results of operations.

The DPA is a federal statute that confers upon the President of the United States a broad set of authorities to influence domestic industry in the interest of national defense. “National defense” can include emergency and disaster response and, since the start of the current COVID-19 crisis, the President of the United States has used this authority numerous times to address the public health crisis. Through the DPA, the executive branch has struck agreements with multiple companies to accelerate COVID-19 countermeasures, like N95 protective masks, testing swabs, and vaccine development, and, in September 2020, used the DPA to acquire point-of-care diagnostic testing instruments from two of our potential competitors for placement in nursing homes. The government also applied the DPA to our RADx contract but allowed that rating to expire in August 2021. The government may similarly apply the DPA, or another law or program, to our other existing contracts or a new contract to acquire our testing instruments or to direct us to distribute our products in a particular manner, and we may be likewise required to prioritize distribution to certain government agencies or other recipients, or to allocate inventory, supplies or facilities for government or government-directed use. The DPA provides that orders pursuant to the statute must “meet regularly established terms of sale or payment” and further provides that no person “shall be held liable for damages or penalties for any act or failure to act resulting directly or indirectly from compliance with a rule, regulation, or order” under the DPA. However, compliance with the DPA could potentially cause business disruption, interfere with our commercial sales and marketing efforts, and depending on the demand, could even prevent or delay our ability to sell our products commercially, or may have other implications that significantly affect our commercialization and development efforts and general ability to conduct our business operations as planned. For example, government directed use of our products under such a program may result in our instruments not being placed in settings where they will be used often for additional tests following the COVID-19 crisis which would adversely affect our long-term commercial plan that is based on the addition of multiple tests for use with the Talis One system. In addition, such government requirements may adversely affect our regular operations and financial results, result in differential treatment of customers and/or adversely affect our reputation and customer relationships. It is also possible that any change in the current administration could impact the manner in which the government uses the DPA and its other authorities, and result in additional or different risk to us.

The COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as increasing demand for certain components that we use in our Talis One system. Certain manufacturers of multiple components of our Talis One system may be unable to provide such components to us, or are unable to provide such components on reasonable timelines, without a requirement from the government to do so pursuant to the DPA. Our RADx contract was previously modified to incorporate a priority rating of DO pursuant to the DPA. This allowed us to place the same priority rating on orders for industrial resources that we need to fulfill our rated order with our suppliers. While our contract with RADx, which was originally set to expire July 30, 2021, has been amended to extend the performance period to January 30, 2022, the DPA rating was not concurrently extended and therefore expired.  COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. We expect that COVID-19 precautions will directly or indirectly impact the timeline for some of our planned clinical trials for our non-COVID-19 related products in development and we are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, how quickly and to what extent economic conditions improve and normal business and operating conditions resume, and whether the supply of components will remain sufficient to satisfy market demand and any impact on its pricing. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our reliance on a limited number of suppliers and our need to raise additional capital to fund our existing operations.

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

Further, our products are designed to be used at the customer’s location by untrained personnel. We cannot provide assurance that our customers will always use our products in the manner in which we intend. Any intentional or unintentional misuse of our products by our customers could lead to substantial civil and criminal monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.

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

The COVID-19 pandemic and current shortage of available testing, at the point-of-care, means there is currently significant demand for accurate point-of-care COVID-19 tests. We intend to meet as much of this demand as we can and are currently undertaking rapid growth in all aspects of our business. We anticipate that such activities will increase as we build out a commercial operation. If we are able to successfully commercialize our products, we will need to incorporate new equipment, implement new technology systems, automate equipment processes, obtain additional facilities, hire new personnel with different qualifications, and procure additional manufacturing capabilities to allow us to further develop and manufacture new and existing tests. In addition, following the initial commercial launch, if our volume grows and our test menu expands, we expect that we will need to continue to implement customer service, billing, and general process improvements and expand our internal quality assurance program to support increased demand. Customer service could prove to be particularly important given the lack of experience our potential customers will have with our products. While we are currently undertaking the construction of new facilities and improvements to our facilities as part of our rapid growth, such construction may be delayed for reasons that are outside of our control. As a result of the foregoing, there is no assurance that any necessary increases in scale, expansion of personnel, equipment, facilities software and computing capacities, or process enhancements will be successfully implemented.

Further, the challenges of addressing the demand for COVID-19 tests due to the pandemic is exacerbated by the fact that we, until very recently, were a pre-commercial company. Having received an EUA for our Talis One COVID-19 Test System, we expect to sell our instrument and test for the first time during the crisis. We do not have processes, procedures, or models in place to forecast, predict or manage demand for our products or for ancillary functions such as customer service, technological support, and billing. This inexperience could expose us to several risks. For example, it could make it more likely that we mismanage inventory or distribution, resulting in expired or otherwise unused products or components of our products. In addition, we do not currently have any experience in selling our instrument or tests, to date. Furthermore, in the event that demand for our products were to exceed our initial ability to supply our products, we may initially prioritize the wrong customers, the wrong type of customer, or the wrong geographic areas, any of which will have a negative impact on our potential revenue.

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

If we are unable to establish effective sales and marketing and customer support capabilities or enter into agreements with third parties to sell and market our current or future products, we may not be successful in commercializing our current or future products, if and when they are approved, and we may not be able to generate any revenue.

We have implemented a sales and marketing infrastructure for the first time, but have limited experience in the sales, marketing, customer support or distribution of medical devices. To achieve commercial success for any product for which we retain sales and marketing responsibilities, we must build our sales, marketing, customer support, managerial and other capabilities or make arrangements with third parties to perform these services. We have newly established internal sales and marketing teams to address the COVID-19 test opportunity to prepare for receipt of an EUA for our Talis One system, which required significant hiring.

There are risks involved with both establishing our own sales and marketing and customer support capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of the Talis One COVID-19 Test System or for any future authorized test for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Our estimates of the annual addressable markets for our COVID-19 test and the additional tests under development are based on a number of internal and third-party estimates as well as the assumed rates at which such products will be reimbursed, or the assumed prices at which we can sell our products for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. Specifically, with respect to the market for our COVID-19 test, the market and competitive landscape are continuously changing. Any number of factors that are outside of our control could make our estimates invalid including the development and distribution of a safe and effective vaccine and/or effective therapies and interventions for COVID-19. Three vaccines for COVID-19 were authorized for emergency use by the FDA as of September 30, 2021. One of these vaccines was approved for prevention of COVID-19 disease in individuals 16 years of age or older and remains available under EUA for individuals 5 through 15 years of age.  There can be no assurance that demand for our COVID-19 testing will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, or due to other events. If the actual number of patients who would benefit from our products, the price at which we can sell future products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

Our future success depends on our ability to recruit, develop, retain and motivate key personnel. We have had changes in our management and executive leadership team, including hiring a new chief executive officer, which could lead to disruption of our business or distraction of our employees as we adapt to such management changes. The loss of members of our senior management, research and development, science and engineering, manufacturing and sales and marketing teams could result in delays in product development and harm our business.

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

In the ordinary course of our business, we and our third-party service providers will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (“Process” or “Processing”) sensitive data, including legally protected health information (PHI), personally identifiable information, intellectual property and proprietary business information owned or controlled by us or our customers. In addition, we offer online customer-facing portals accessible through public web portals. It is critical that we Process sensitive data in a secure manner to maintain the confidentiality and integrity of such confidential information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and related data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information.

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

We may never obtain authorization to market our tests in any foreign country for any of our products and, even if we do, we may never be able to commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

While we are focused initially on the development of the Talis One COVID-19 Test System, our strategy is to expand our product line to encompass products that are intended to be used as point-of-care diagnostics for a variety of infectious diseases. Such products will be subject to regulation by the FDA as medical devices, including requirements for regulatory clearance or approval of such products before they can be marketed. Accordingly, we will be required to obtain marketing authorization in order to sell our future products in a manner consistent with FDA laws and regulations. Such processes are expensive, time-consuming and uncertain; our efforts may never result in any marketing authorization; and failure by us to obtain or comply with such marketing authorizations could have an adverse effect on our business, financial condition or operating results.

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

Our commercial success could be compromised if our customers do not receive coverage and adequate reimbursement for our products.

The potential end-users of our Talis COVID-19 Test One system and diagnostic tests include urgent care chains that serve on the front lines of COVID-19 diagnosis, needing millions of rapid tests to triage symptomatic patients; and traditional medical establishments including hospitals, ambulatory surgery centers, independent practice associations, accountable care organizations, and public health clinics that need rapid and high-quality testing to best serve their patients. If these end-users do not receive adequate reimbursement for the cost of our products from their patients’ healthcare insurers or payors, the use of our products could be negatively impacted. Furthermore, the net sales of our products could also be adversely affected by changes in reimbursement policies of government or private healthcare payors.

Due to the overall escalating cost of medical products and services, especially in light of the COVID-19 outbreak and its straining of healthcare systems across the globe, there is increased pressure on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the United States, available levels of reimbursement may change for our products. Third-party reimbursement and coverage may not be available or adequate in either the United States or international markets, current reimbursement amounts may be decreased in the future and future legislation, and regulation or reimbursement policies of third-party payors, may reduce the demand for our products or our ability to sell our products on a profitable basis.

In the United States, we expect that our customers will use standard industry billing codes, known as CPT codes, to bill for our tests. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received, either of which may materially impact the demand for our testing products. If we introduce new testing products, we may need to apply for new codes to describe our tests, which may not be approved or if approved, may not have adequate reimbursement rates, any of which could result in reduced demand for our tests or additional pricing pressures.

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

The misuse or off-label use of our Talis One COVID-19 Test System may harm our reputation in the marketplace, result in false test results that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

The EUA for our Talis One COVID-19 Test System is for the in vitro qualitative detection of RNA from the SARS-CoV-2 virus in nasal swab specimens from individuals suspected of COVID-19 by a healthcare provider. We are not permitted to market our Talis One COVID-19 Test System for use in screening of asymptomatic populations, for use in pooling samples for testing, or for use with different specimen samples (other than nasal swab specimens). Such uses would be considered “off-label.” We have trained and will train our marketing and direct sales force to not promote the Talis One COVID-19 Test System for uses outside of the FDA-authorized indications for use. We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of inaccurate results if physicians attempt to use our tests off-label. Furthermore, such off-label uses could harm our reputation in the marketplace among physicians and patients.

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

We have received grant funding from the U.S. federal government, including through a grant from the NIH, National Institute of Allergy and Infectious Diseases, a sub-award from the Biomedical Advanced Research and Development Authority Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program, a sub-award from the NIH RADx program, and an NIH RADx grant. We anticipate that a portion of the funding for the development of our technologies will come from these agreements, which provide for grant funds ultimately from the government. In addition, activities covered under the awards may ultimately cost more than is covered by the grants and sub-awards or require a longer performance periods to complete than are remaining on our agreements; if we are unable to secure additional funding or allow for additional time for completion, we would have to incur additional costs to complete the activities or terminate the activities before completion. Moreover, the continuation of our agreements depends in large part on our ability to meet development milestones previously agreed to and on our compliance with certain operating procedures and protocols. These agreements may be suspended or terminated should we fail to achieve key milestones or fail to comply with the operating procedures and processes approved by the government and its audit agencies. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. In addition, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of our programs. While the NIH has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any NIH funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If our agreements are terminated or suspended, if there is any reduction or delay in funding under our agreements, or if the government or higher-tier grantees determine not to exercise some or all of the options provided for under the agreements, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate certain of our related development activities. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed through the agreements, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the legislation enacted on December 22, 2017, informally known as the Tax Cuts and Jobs Act (TCJA) repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.  It is unclear how the any such challenges and the healthcare reform measure of the Biden administration will impact the ACA or our business.

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

One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. For example, we have identified certain third party patents that may be asserted against us with respect to our technology. These patents may expire prior to commercial launch of our products. We believe that the relevant claims of these third party patents are likely invalid or unenforceable, and we may choose to challenge those patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third party patents, but we might not be able to do so on reasonable terms. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Because patent applications in the United States and most other countries are confidential for typically a period of 18 months after filing, or may not be published at all, we cannot be certain that we were the first to file any patent application related to our product candidates. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the Leahy-Smith America Invents Act (AIA), which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.

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

Our intellectual property rights may be subject to a reservation of rights by one or more third parties. For example, certain intellectual property rights related to structures, such as the rotor or assay chambers, within Talis One test cartridges, including the Talis One COVID-19 Test System cartridge were generated, at least in part, through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in the cartridges of our current or future products pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has what are referred to as “march-in” rights to, under certain limited circumstances, require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention and achieve practical application of the government-funded technology, (2) government action is necessary to meet public health or safety needs, (3) government action is necessary to meet requirements for public use under federal regulations or (4) we fail to meet requirements of federal regulations. The U.S. government also has the right to take title to these inventions if we or our licensors fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. These rights may permit the government to disclose our confidential information to third parties. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. To the extent any of our future owned or licensed intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of such rights could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Our trademarks or trade names may be challenged, opposed, infringed, circumvented, invalidated, cancelled, declared generic, determined to be not entitled to registration, or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. For example, our application to register the trademark TALIS in the United States was the subject of an opposition before the USPTO through which Talis Clinical, LLC alleged that our application for registration of the trademark TALIS should not be registered because it is likely to be confused with the prior unregistered trademark TALIS used in connection with medical software and related goods and services. On September 8, 2021, Talis Clinical, LLC’s opposition was sustained by the USPTO. On November 10, 2021, we filed a civil action in the United States District Court for the Northern District of Ohio seeking review of the USPTO’s decision in the opposition proceeding. In the event the USPTO’s decision in the opposition is upheld by the district court, or if we enter into a settlement agreement with Talis Clinical, LLC, we could lose rights to this trademark. Any trademark litigation could be expensive. In addition, we could be found liable for significant monetary damages, including treble damages, disgorgement of profits and attorneys’ fees, if we are found to have willfully infringed a trademark. We may not be able to protect our exclusive right to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential collaborators or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We have historically incurred substantial net losses, including net losses of $163.4 million and $46.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $336.3 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to efforts to the commercial launch of the Talis One COVID-19 Test System, and thereafter to increase the adoption of our products, improve these products, scale our manufacturing capabilities and research, develop and commercialize new products. We are exposed to foreign exchange risk in our operations, specifically around our manufacturing scale up activities. The impact of foreign exchange fluctuations on our contracts with third party vendors, which are denominated in a currency other than the U.S. dollar, could adversely impact our results of operations, financial condition and cash flows.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including, but not limited to:

•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts;
•	changes in the pricing of our products;
•	changes in our projected operating and financial results;
•	changes in laws or regulations applicable to our products;
•	changes to the proportion of our customers directly purchasing the Talis One system as compared to utilizing our planned reagent rental model;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	changes in the structure of healthcare payment systems;
•	significant data breaches of our company, providers, vendors or pharmacies;
•	our involvement in litigation;
•	future sales of our common stock by us or our stockholders;
•	changes in senior management or key personnel;
•	negative publicity, such as whistleblower complaints or unsupported allegations made by short sellers, about us or our products;
•	the trading volume of our common stock;
•	changes in investor perceptions of us or our industry;
•	changes in the anticipated future size and growth rate of our market;
•	general economic, political, regulatory, industry, and market conditions; and
•	natural disasters or major catastrophic events.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In recent years, stock markets in general, and the market for life science technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. From February 12, 2021 through November 10, 2021, the closing price of our common stock has ranged between $4.99 and $27.80 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

There were 8,162,144 shares of common stock issuable upon the exercise of options outstanding and 310,520 shares of common stock issuable upon vesting of restricted stock units as of September 30, 2021. We registered all of the shares of common stock issuable upon exercise of such outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (Securities Act). The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of September 30, 2021, holders of approximately 37,439,210 shares, or 66.7% of our capital stock, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We have broad discretion in the application of the net proceeds to us from our initial public offering, including for any of the purposes described in the section titled “Use of proceeds,” in our prospectus filed with the SEC on February 12, 2021, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, our ultimate use may vary substantially from our currently intended use. Investors will need to rely upon the judgment of our management with respect to the use of proceeds. Pending use, we may invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the United States government that may not generate a high yield for our stockholders. If we do not use the net proceeds that we received from our initial public offering effectively, our business, financial condition, results of operations and prospects could be harmed, and the market price of our common stock could decline.

Our principal stockholder owns a very significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of November 10, 2021, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 83% of our outstanding voting stock. Further, 66.7% of our outstanding voting stock is owned by entities affiliated with Baker Bros. Advisors LP (Baker Bros.). In addition, the holders of our Series 1 convertible preferred stock, which, subject to certain limitations, is a voting common stock equivalent, may elect to convert shares of Series 1 convertible preferred stock into shares of Series 2 convertible preferred stock, which is a non-voting common stock equivalent. These shares of Series 2 convertible preferred stock are then convertible into shares of our common stock, subject to certain beneficial ownership limitations.

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

The new ERP system was deployed for use throughout our company during the period ended September 30, 2021. Implementing a new ERP system is costly and requires significant focus of our financial resources.

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

We identified a material weakness in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.

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

10.1+	Separation and Consulting Agreement by and between the Registrant and Brian Coe, dated August 30, 2021.

10.2+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Talis Biomedical Corporation 2021 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: November 15, 2021	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
Interim Chief Executive Officer

Date: November 15, 2021	By:	/s/ J. Roger Moody, Jr.
J. Roger Moody, Jr.
Chief Financial Officer