Form 10-K
period 2021-12-31
Talis Biomedical Corp
filed 2022-03-15
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on The Nasdaq Stock Market on June 30, 2021, was $181,704,426. The calculation of the aggregate market value of voting and non-voting common equity excludes shares held by executive officers, directors and stockholders that the Registrant concluded were affiliates of the Registrant on such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 10, 2022, there were 56,637,438 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 26,773,764 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock, which is a voting common stock equivalent, subject to certain limitations.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding our revenue, expenses and other operating results;
•
the timing or outcome of any of our domestic and international regulatory submissions;
•
our planned regulatory clearance pathways;
•
our expectations of the reliability, accuracy and performance of our products and services, as well as expectations of the benefits to patients, clinicians and providers of our products and services;
•
our efforts and ability to scale-up manufacturing capabilities at a low-cost;
•
future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements, future revenues, expenses, reimbursement rates and needs for additional financing;
•
impact from future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•
our ability to maintain and utilize our sales force and acquire customers;
•
our expectations regarding our sales models;
•
the costs and success of our marketing efforts, and our ability to promote our brand;
•
our ability to increase demand for our products and services, obtain and maintain favorable coverage and reimbursement determinations from third-party payers and expand geographically;
•
our efforts to successfully develop and commercialize our products and services, including our ability to successfully conduct clinical trials and studies;
•
our ability to successfully develop additional revenue opportunities and expand our product and service offerings, including our recently launched offerings and any third party products that we may sell;
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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in this Annual Report in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report as part of your evaluation of an investment in our common stock.

•
We rely on a significant number of third party manufacturers and suppliers for our instrument and cartridges, which reliance has created and may continue to create delays due to the complexity of our manufacturing lines and supply chain, as well as exposure to manufacturing and supply limitations or interruptions and quality and quantity issues.
•
If the EUA for the Talis One COVID-19 Test System is revoked or the emergency declaration is terminated, we will be unable to sell this product in the near future and will be required to pursue 510(k) clearance or other marketing authorization, which will likely be a lengthy and expensive process.
•
We may be unable to validate our manufacturing for the Talis One instrument and cartridges at scale, which may impact our ability to start and/or complete our post-authorization clinical evaluation study required by the EUA for the Talis One COVID-19 Test System, as well as impact our ability to support our research and development pipeline.
•
If we change the design of the Talis One instrument and/or cartridge to improve manufacturability at scale, we may need to obtain new FDA authorization for our Talis One COVID-19 Test System.
•
The EUA for our Talis One COVID-19 Test System may be revoked or may terminate at the conclusion of the public health emergency, and we may not be able to obtain marketing authorization for additional assays, which would adversely affect our business, financial condition and results of operations.
•
We have no or limited experience in developing, marketing and commercializing diagnostic platforms and tests, and we are continuing to evaluate the sales model for the Talis One system which may make it difficult to evaluate the success of our business and to assess our future viability.
•
We have commenced selling the Antigen Tests and are investigating other third-party product opportunities to generate revenue which could divert focus from commercializing our own product, the Talis One system.
•
The COVID-19 pandemic has and could continue to materially adversely affect our business, financial condition and results of operations.
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
•
We have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.
•
We may need to raise additional capital to fund our existing operations, further develop our diagnostic platform, commercialize new products and expand our operations.

Part I

Item 1. Business.

All references to “Talis Biomedical,” “Talis,” “the Company,” “we,” “our,” and “us” in this Annual Report refer to Talis Biomedical Corporation.

Overview

Talis aims to transform diagnostic testing by developing and commercializing innovative products that are designed to enable accurate, reliable, low cost and rapid molecular testing for infectious diseases and other conditions at the point of care. While timely diagnosis of infectious diseases is critically important to enable effective treatment, testing is primarily performed in centralized laboratories, which require samples to be shipped for processing, delaying the return of results by days. Point-of-care testing solves this problem by delivering the timely information necessary for clinical care. We are developing the Talis One system, a sample-to-answer, cloud-enabled molecular diagnostic platform that, once manufacturing scale-up has been validated, could be deployed to a variety of diagnostic settings in the United States and around the world to diagnose infectious disease in the moment of need, at the point of care. The Talis One system comprises a compact instrument, single-use test cartridges and software that is planned to support a central cloud database, which work together and are designed to provide central laboratory levels of accuracy and be operated by an untrained user.

Corporate Information

We were formed as a limited liability company under the Illinois Limited Liability Company Act in March 23, 2010 under the name SlipChip LLC. In June 2013, SlipChip LLC merged with and into SlipChip Corporation, a Delaware corporation, with each member of SlipChip LLC exchanging their respective membership interest for shares of common stock of SlipChip Corporation. In February 2018, we changed our corporate name to Talis Biomedical Corporation. Our principal executive offices are located at 230 Constitution Drive, Menlo Park, California 94025, and our telephone number is (650) 433-3000. Our corporate website address is http://talisbio.com.

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

General

We are developing Talis One assay kits for respiratory infections, and infections related to women’s health and sexually transmitted infections (STIs). In the third quarter of 2021, we submitted a request for Emergency Use Authorization (EUA) to the U.S. Food and Drug Administration (FDA) for our Talis One system in non-laboratory settings. On November 5, 2021, we received an EUA from the FDA for the emergency use of the Talis One system for our COVID-19 test, which we refer to as the Talis One COVID-19 Test System. This assay platform provides for the automated detection of nucleic acid from the SARS-CoV-2 virus in nasal swab samples from individuals suspected of COVID-19 by their healthcare provider. By submitting for the equivalent of a CLIA-waived authorization, the Talis One COVID-19 Test System may be used in either laboratory or non-laboratory settings. Under the terms of the EUA, we were required to submit data from a post-market study to the FDA by March 5, 2022, although we have been granted an extension to provide this data to the FDA four months after the commercial launch of the Talis One COVID-19 Test System. We currently expect that the future commercial launch will be pursuant to such EUA. At present, we can produce the Talis One instrument and cartridges but not at a scale to support our commercial launch. We are currently validating the performance of our manufacturing equipment and procedures and plan to broadly market our Talis One COVID-19 Test System after the phased launch.

We are also developing influenza A and influenza B tests to be included as part of a respiratory panel with our COVID-19 assay (Respiratory Panel), as well as exploring adding a respiratory syncytial virus (RSV) test. Due to recent changes in FDA EUA guidance, we now plan to pursue clearance for the Respiratory Panel under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FDCA). In addition, we plan to initiate a clinical trial to support clearance of a pre-market notification under Section 510(k) of the FDCA for our Talis One system with a test cartridge for Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV). If approved, this panel may be marketed as a complete panel or as separate individual analytes depending on market needs, reimbursement or other factors. To support our anticipated commercial launch of our Talis One COVID-19 Test System, we have invested in automated cartridge manufacturing lines, the first of which began to come on-line in the first quarter of 2021 and that we are continuing to validate to ensure that they meet our performance criteria.

In addition to our Respiratory Panel, if the CT/NG/TV assay is cleared or otherwise authorized for marketing, this would be our first commercial offering in the women’s health category. We are planning to develop additional tests for infections related to women’s health, including a panel for STIs and other infections, such as bacterial vaginosis (BV), urinary tract infections (UTI) and herpes simplex virus (HSV).

The COVID-19 pandemic has accelerated the adoption of point-of-care platforms in both traditional and non-traditional care settings, and we believe the Talis One system is well positioned to meet this growing demand. While a variety of technologies are commercially available, we believe that few, if any, sufficiently meet the needs of healthcare providers in order to drive broad adoption of, and transition to, point-of-care testing for a broad range of infectious diseases. For example, antigen detection technologies, which detect proteins from the pathogen, are rapid and relatively low cost, but they have higher limits of detection. Molecular technologies that detect nucleic acids are generally considered highly accurate for infectious disease testing. However, we believe that some currently available point-of-care molecular technologies have sacrificed accuracy to increase speed. Lower accuracy limits a test’s utility, particularly in the case of testing for dangerous infectious diseases, such as COVID-19, for which an incorrect test result can have severe consequences. We believe that the ideal point-of-care technology for diagnosing infectious diseases would not only be highly accurate and rapid, but would also be easy to use, low cost, cloud-compatible and enable multiplexing to detect multiple pathogens at the same time.

We are developing the Talis One system to address limitations of existing point-of-care diagnostic testing technologies for infectious diseases. Our system combines robust sample preparation with highly optimized and rapid isothermal nucleic acid amplification technology to enable rapid detection of infectious pathogens in a variety of unpurified patient sample types. We designed the Talis One system to have the following capabilities which we believe will create a competitive advantage over other commercially available point-of-care technologies:

•
Highly accurate—The Talis One system incorporates a shelf-stable, single-use test cartridge designed to fully integrate a nucleic acid amplification test (NAAT) with sample preparation, including nucleic acid extraction and purification. Sample preparation is well known to be a critical factor to achieve high sensitivity and specificity, along with low limits of detection for target pathogens, in molecular diagnostics. We believe this sample preparation step, which is performed in an automated fashion on our cartridge, has the potential to result in higher sensitivity and specificity than point-of-care technologies that do not perform the sample preparation step. Our Talis One COVID-19 Test System reaches limits of detection as low as 500 viral particles per milliliter. We can achieve similarly high performance on the Talis One system for bacteria with limits of detection of bacterial pathogens as low as one infectious unit per milliliter (IFU/mL) in a variety of unpurified patient sample types, including nasal swab, vaginal swab, saliva and urine.
•
Rapid turnaround time—The Talis One system is designed to provide a positive or negative result in less than 30 minutes, depending upon the test and the concentration of the pathogen in the sample. We believe this turnaround time meets target customers’ needs for a system fast enough to fit into their clinical practice.
•
Ease of use—We designed the Talis One system for operation by untrained users and to function in a CLIA-waived environment such as physicians’ offices, urgent care clinics, elder care and assisted living facilities, cancer treatment and dialysis centers, and potentially in workplaces, schools and other facilities. The Talis One system is designed to be a fully integrated sample-to-answer system requiring two minutes or less of hands-on time by users running the test. The intuitive workflow of the Talis One system is also designed to facilitate the chain of custody of the sample without extensive tracking or handling by the user.
•
Multiplex capability—The cartridge is designed with five separate reaction chambers. There is the ability to add up to an additional nine chambers for a total of 14 reaction chambers, which we believe could potentially enable a full menu of detection modes, from single organism to syndromic panel tests.

The test cartridge for the Talis One COVID-19 Test System uses three of the five separate assay chambers.
•
Cloud-enabled—Unlike other point-of-care instruments, the Talis One system incorporates a cellular modem within the instrument, which is designed to connect to the cloud to help customers manage clinical data and workflow. The cloud capability is designed to (a) be remotely and securely accessed to obtain key data required to collect, screen, collate, report and monitor disease infection and pandemic spread on a micro and macro level, which could enable the creation of a public health interface and automatic transmission of “reportable infections,” such as COVID-19, to public health authorities in order to facilitate tracking of infectious diseases and (b) enable us to remotely manage instruments in the field, such as providing automated software updates and enable customers to track and manage instruments they have across their networks. For instances where cellular connectivity is unavailable or undesired, the instrument is designed to permit secure connectivity via ethernet. This capability has been built into the Talis One system but will require that we submit additional data to the FDA for review prior to implementation.
•
Scalable for different throughput requirements—The Talis One system is designed to provide a scalable platform for different volume and throughput requirements. The instruments are portable and designed for multi-instrument deployments to satisfy different testing volume requirements and can be stacked three instruments by three instruments without disturbing the cellular connection to the cloud.
•
Low cost to manufacture—We designed the Talis One system to be low-cost and manufactured at scale. We believe this could facilitate (a) scale-up in manufacturing and provide a competitive advantage in cost-sensitive environments and (b) customers acquiring multiple Talis One instruments to meet their volume requirements.

We intend to commercialize the Talis One system in the United States through an enterprise account management team and direct sales force. If we increase adoption in the marketplace, we anticipate that this will establish a sales channel through which we can drive future sales of our test menu. Over time, we intend to explore commercialization strategies outside of the United States.

Our Business Strategy

Our strategy is to improve medical care through the transformation of diagnostic testing by enabling customers in distributed diagnostic locations to deploy accurate, reliable, low cost and rapid molecular testing for infectious diseases and other conditions. To achieve this, we intend to:

Pursue commercialization of our COVID-19 Test System in the United States

•
We intend to commercialize the Talis One system through an enterprise sales team and a direct sales force focused initially on placing systems with potential customers that place high value on accuracy, and our broader test menu in development. Target customer segments include (but are not limited to): (1) traditional medical establishments, including physician offices, urgent care chains, hospitals, and public health clinics that that need rapid and high-quality testing to best serve their patients and (2) additional segments, including schools, workplaces, prisons, and elder care facilities.

Increase our low-cost manufacturing capacity for our Talis One instrument and COVID-19 test cartridges

•
We have ordered components for up to 5,000 instruments from our instrument contract manufacturing partners.
•
We have invested in automated cartridge manufacturing lines that are designed to meet the anticipated volume commercial needs for the Talis One system once validation of performance is complete.
•
As we improve and scale manufacturing and automation, we expect to drive cost of goods reductions for our tests.

Complete development of and, if marketing authorizations are obtained, commercialize other tests for other respiratory infections, infections related to women’s health and sexually transmitted infections in the United States

•
We are developing additional tests for respiratory infections, including influenza A and B and RSV. For the combination Respiratory Panel, consisting of COVID-19, Influenza A, Influenza B, and potentially RSV, we intend to pursue marketing authorization through the 510(k) clearance pathway and to commercialize thereafter. The FDA’s marketing authorization requirements for the Respiratory Panel will impact the timing to develop and commercialize this combination panel, if authorized.
•
We are also developing a full menu of tests for infections related to women’s health and sexually transmitted infections. We are focusing initially on our CT/NG/TV test, for which we plan to initiate a clinical study to support a 510(k) pre-market notification after the successful completion of the trial. We are subsequently targeting other STIs, such as a panel for sexually transmitted inflection that would include CT/NG/TV, Mycoplasma genitalium, a panel for BV, a panel for UTI, and single target tests for infectious agents such as Group B streptococcus, or HSV. If we obtain marketing authorization from the FDA, we intend to focus our commercialization efforts both on existing customers who may value our broader test menu, as well as obstetricians and gynecologists, the most common purchasers of these tests. We believe that a rapid, affordable and accurate point-of-care platform would enable these physicians to better diagnose and treat patients, practice value-based care, and create revenue opportunities by testing in-house rather than sending tests out to centralized laboratories.

Pursue marketing clearance and, if received, commercialize our products and expand our operations in selected geographies globally

•
We intend to pursue clearance to affix a CE Mark to enable commercialization of our Talis One COVID-19 Test System in Europe.
•
We will evaluate opportunities to commercialize other products in markets outside of the United States through a direct sales force or distributors, depending on the geography and demand.

Continue to invest in capabilities to drive sustainable growth

•
We intend to focus on innovation to improve the technical performance of our Talis One system and develop an expanded test menu.
•
We intend to continue our research and development activities and to leverage proprietary innovations to develop additional systems in the future designed to solve diagnostic challenges for our customers.
•
We intend to strive for operational efficiencies and manufacturing capabilities to further drive economies of scale and lower manufacturing costs.

Industry background

Infectious disease remains among the top health problems facing populations around the world. While infectious disease is an enduring concern for public health, beginning in 2020, the world has been challenged, and continued to be challenged, by the COVID-19 global pandemic.

While the current pandemic presents a large and acute need for testing for COVID-19, the mortality rate for all infectious disease in the United States ranged between 42 and 63 deaths per 100,000 population, accounting for 5.4% of overall mortality for the period of 1980-2014.

The drawbacks of centralized laboratory testing

The need to send samples to a central location for testing introduces delays in treatment or incentivizes prescribing treatment in the absence of a definitive diagnosis. The turnaround time for centralized lab tests is typically one to five days and can often be longer. Therefore, physicians are faced with one of two choices: either wait days for test results before initiating treatment and risk that an infected patient may continue to spread the infection and suffer increasingly negative health effects from delayed treatment or treat empirically while the patient is in front of them. Smaller hospital and clinic laboratories, many in rural settings, may not have the testing volume to justify investing in high throughput molecular diagnostic instruments, requiring smaller hospitals to send out molecular testing to reference laboratories and wait for the results.

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

Limitations of current point-of-care diagnostic technologies

There are a broad range of point-of-care technologies available for use in physician offices for a variety of applications, ranging from glucose strips for diabetes to lateral flow immunoassays for detecting high pathogen load infections, such as Strep A or influenza. Molecular testing is less common in point-of-care settings, despite being highly accurate. We believe that this is due to a lack of available point-of-care molecular technologies that sufficiently balance speed, accuracy and cost to meet customer needs and drive broad adoption.

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
•
Platforms requiring significant user interaction or monitoring will not work well with clinical workflow. Some platforms sold as point-of-care solutions require users to transfer solutions midway through a run or handle the instrument, test cartridge and/or sample multiple times, in order to process one test. The typical physician’s office does not have laboratory personnel who can monitor an instrument, nor personnel trained in sample custody tracking.
•
Platforms that are difficult to manufacture at low cost or at scale can limit adoption. We believe that the cost of purchasing and using diagnostic testing platforms and consumables is a primary concern for customers.
•
Limited test menus fail to meet the needs of clinicians. The adoption of diagnostic technologies is contingent upon the technology having both clinical utility, and economic rationale. Without a broad and relevant testing menu, testing platforms may not sufficiently meet the clinical needs of customers to justify the expense. We believe the ability to develop our planned additional assays will create a competitive barrier to entry for other platforms.

The Talis One system

We are developing the Talis One system to address the limitations of existing point-of-care diagnostic testing technologies for infectious diseases. Our system combines robust sample preparation with highly-optimized and rapid isothermal nucleic acid amplification technology to enable rapid detection of infectious pathogens in a variety of unpurified patient sample types. The Talis One system is an integrated system that includes a compact instrument, single-use test cartridges and software, including a central cloud database.

Talis One cartridge

At the core of our system is the Talis One cartridge, a versatile shelf-stable and single-use test cartridge designed to fully integrate proprietary highly-optimized nucleic acid isothermal amplification assays with sample preparation. The cartridge is designed to handle a wide range of sample types, including nasal swab, vaginal swab, saliva, urine, whole blood, plasma, serum and sputum, to be compatible with lysis by bead-beating in order to process a wide range of pathogens, including viral, bacterial and hard-to-lyse fungal pathogens. The cartridge design incorporates a patented rotary valve that integrates sample purification and is easily adaptable to alternate fluidic layouts to accommodate alternate testing methods that may require pre-treatment of specimens, pre-amplification and/or multiple purification steps to facilitate expansion of the testing menu. The cartridge also incorporates a reagent plug technology licensed from a contract manufacturing partner, which is designed to enable implementation of new tests on the same cartridge backbone simply by inserting plugs with different target assay reagents. The reagent plugs in our cartridges are optically clear, permitting the instrument to visualize and detect fluorescent signals from the amplification assay. Patented assay wells employ a fluidic design and include a mechanism to heat-seal the cartridge for amplicon containment designed to prevent contamination of the work surfaces.

The cartridge, with modifications, is designed to support up to 14-well multiplexing, which we believe will enable development of expanded panels and syndromic applications. The specific cartridge that we developed for the COVID-19 and CT/NG/TV tests provides 5-fold multiplexing, which we believe is sufficient to meet our anticipated product plans.

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

Talis One software and IT

The Talis One system incorporates software and information technology (IT) capabilities. The instrument is designed to communicate test results to a central cloud database that can be remotely and securely accessed to obtain key data required to collect, screen, collate, report, and monitor disease infection and pandemic spread on a micro and macro level. The cellular and ethernet connectivity built into each Talis One instrument is also designed to enable Health Insurance Portability and Accountability Act of 1996 (HIPAA)-compliant transmission, storage, and review. Such centralized storage could permit (i) creation of a public health interface granting access to select information to governmental entities and/or (ii) automatic transmission of “reportable infections” to public health authorities. The cloud-based data could serve to help institutions better manage clinical practice and also to improve infection control. With substantially increased adoption over time, the data may offer a mapping of infection patterns that public health and research institutions can use to address care on a larger scale. Additionally, for organizations that may desire multiple instrument placements, such as in multiple exam rooms, multiple departments or distributed testing sites, authorized administrators may be able to monitor, in real-time, the status of any instrument in the organization, as well as manage users, passwords, and certain security features. The continuous connectivity of the Talis One instruments is also designed to enable us to provide automated updates including security patches, instrument configurations, and firmware and software updates, the latter of which could be deployed to enable the instrument to recognize and run newly released tests.

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

Talis One assay kits

We are a development stage company and, to date, we have not generated revenue from the sales of our own product. As described below, we are developing Talis One assay kits for respiratory infections, infections related to women’s health and STIs. Our first test to be marketed will be the Talis One COVID-19 Test System, which focuses on detection of SARS-CoV-2, the virus that causes COVID-19. We are also developing additional tests for the detection of other respiratory infections, such as the Respiratory Panel. We also intend to submit for a 510(k) clearance to commercialize our Talis One system with a test for CT/NG/TV. For other tests that are not eligible for an EUA, we intend to complete the requirements for and submit a 510(k) pre-market notification to the FDA (if available to us; otherwise we would plan to submit another form of marketing authorization under the FDA’s standard medical device authorities). We chose our assay development roadmap to address the most common clinically relevant tests that require high sensitivity and specificity and for which timely results provide significant clinical benefit. In addition to the CT/NG/TV test, our women’s and sexual health roadmap includes plans to develop and seek marketing authorization for (1) an STI panel including CT, NG, TV, and Mycoplasma genitalium; (2) an assay for HSV; (3) a multitarget panel assay for UTI; (4) a multitarget panel assay for BV; and (5) a single target assay for Group B streptococcus.

Respiratory infections

The Talis One COVID-19 Test System

The Talis One COVID-19 Test System is our first product that we developed for respiratory infections. The test cartridge for COVID-19 diagnosis contains a NAAT designed for optimal sensitivity and specificity to provide highly accurate results. The assay on the Talis One cartridge is an isothermal NAAT targeting two physically separated locations in the SARS-CoV-2 genome to increase sensitivity and inclusivity. The inclusion of two distinct targets reduces the likelihood that natural mutations in the virus would cause a false negative result when using the Talis One COVID-19 Test System. In the third quarter of 2021, we submitted a request for EUA to the FDA for our Talis One system in non-laboratory setting, and on November 5, 2021, we received an EUA from the FDA for the emergency use of the Talis One COVID-19 Test System. We are currently pursuing authorization to affix a CE Mark from the European Medicines Agency (EMA) for the Talis One COVID-19 Test System and plan to complete this self-certification process under the European In-Vitro Diagnostic Directive by May 2022.

Respiratory panels

If we successfully commercialize the Talis One COVID-19 Test System, we plan to incorporate the Influenza A, Influenza B, and potentially the RSV tests with the COVID-19 test in an upper respiratory panel on a single cartridge. We plan to seek marketing authorizations for such multi-panel tests through a 510(k) clearance process.

Infections related to women’s health and sexually transmitted infections

We are also developing our Talis One system to be used for infections related to women’s health and STIs. We intend to complete clinical development of our Talis One system for CT/NG/TV and submit a 510(k) pre-market notification to the FDA after the successful completion of our clinical trials. We further intend to explore authorization to affix a CE Mark from the EMA approximately six months after 510(k) clearance, if obtained. If cleared or otherwise authorized for marketing, this would be our first commercial offering in our women’s health menu. We are planning to develop additional tests for infections related to women’s health, including a panel for STIs and other infections, such as BV, UTI and HSV.

The American Congress of Obstetricians and Gynecologists recommends annual CT/NG screening of all sexually active women age 25 and younger and for women over age 25 with risk factors. In addition to promoting our test menu to our existing customers, we will engage in a focused commercialization effort directed towards obstetricians and gynecologists, where we estimate that a substantial majority of CT/NG testing occurs. Traditionally, testing is carried out by centralized laboratories, and we believe that there is a significant opportunity to move these tests to the point-of-care at the office of the obstetrician and gynecologist or in urgent care clinics or primary care facilities. We believe testing at the point-of-care could (a) improve decision making and enable the provider to use this information to treat the patient in the same visit and (b) improve the patient experience and empower providers and patients to adhere to screening guidelines and improve outcomes. We also believe that care providers may be able to create profit opportunities by bringing testing in-house to the point-of-care. We believe the tests that we are developing for our Talis One system have established reimbursement codes, enabling healthcare providers to submit for reimbursement.

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

Commercialization

As part of our menu expansion outside of COVID-19 testing, we are developing relevant in vitro diagnostic tests for a variety of respiratory infections, and infections related to women’s health and STIs. We estimate that the total potential annualized addressable global market opportunity for molecular testing of infectious diseases is over $5.4 billion for 2022 and is expected to grow to over $7.1 billion by 2026.

We intend to commercialize the Talis One system through an enterprise sales team and a direct sales force focused initially on placing systems with potential customers that place high value on accuracy and our broader test menu in development. Target customer segments include (but are not limited to): (1) traditional medical establishments, including physician offices, urgent care chains, hospitals, and public health clinics and (2) additional segments, including schools, workplaces, prisons, and elder care facilities.

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

In 2021, we expanded the size of our sales force based on the anticipated timing for the commercial launch of the Talis One COVID-19 Test System and other product opportunities that we may pursue in the future. In late December 2021, we entered into an agreement to act as an authorized distributor for third party COVID-19 antigen tests (Antigen Tests). In January 2022, we began purchasing and distributing the Antigen Tests to customers, including sub-distributors, hospitals, physician's offices, urgent care clinics, and public health clinics. This opportunity has allowed us to generate revenue while leveraging our sales force, commercial infrastructure, and operations team. We are not subject to any minimum purchasing requirements or long-term commitments. We will continue to pursue other such product opportunities that can generate revenue and provide relevant experience to our different business units, while maintaining focus on delivering on our core business product, the Talis One system.

In March 2022, we optimized the size of our sales force based on our current anticipated timing for the commercial launch of the Talis One COVID-19 Test System.

Competition

The in vitro diagnostics industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary intellectual property. Due to the significant interest and growth in diagnostics, we expect ongoing intense competition primarily from centralized laboratories and diagnostic companies offering both point-of-care and at-home solutions. We believe key competitive factors include the accuracy, utility, turnaround time and economics of our products, and commercial execution. We also believe our ability to succeed in the future depends on the timing of obtaining regulatory clearances and approvals, as well as the timing of our ability to deliver instruments and consumables into the marketplace in significant volumes. We have encountered manufacturing challenges that have contributed to significant delays in our ability to produce the Talis One system at scale which has then delayed the commercialization of the Talis One system.

Our competitors include those offering molecular, antibody and antigen tests. Competitors in the reference lab category include Laboratory Corporation of America Holdings (commonly referred to as LabCorp) and Quest Diagnostics Incorporated, along with many hospital laboratories. Our competitors in the point-of-care and/or at-home category, for molecular and/or antigen tests that have received an EUA for their COVID-19 tests, include Abbott Laboratories, Binx Health, Inc., BioFire Diagnostics, LLC, Cepheid (a subsidiary of Danaher Corporation), Cue Health Inc., Lucira Health, Inc., Thermo Fischer Scientific Inc., Roche Molecular Systems, Inc., Visby Medical, Inc., ON/GO, Quidel, and OraSure.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, regulatory clearance approval and compliance, and sales and distribution than we do. Smaller or early-stage companies developing tests may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or customer networks. If our competitors (a) develop and commercialize diagnostic products or services that are more accurate, more convenient to use or more cost-effective than our products or services and/or (b) obtain FDA or other regulatory clearance or approval for their products more rapidly than we may obtain clearance or approval or other marketing authorizations for ours, our commercial opportunity could be reduced or eliminated, especially if our competitors establish a strong market position before we are able to enter a particular market.

Government Contract

National Institutes of Health - Rapid Acceleration of Diagnostics (RADx)

In July 2020, we were awarded a $25.4 million contract from the National Institutes of Health (NIH) for Phase 2 of its RADx initiative (NIH Contract), of which $8.9 million had been received as of December 31, 2021, for the validation, approval, and scale-up of capacity for manufacturing of the Talis One instrument and test cartridges. Due to delays in meeting certain milestones, we received several extensions to the NIH Contract that concomitantly extended the time to perform the remaining milestones and reduced the potential milestone payments. The NIH Contract expired on January 30, 2022, and we did not achieve the final two milestones.

Operations

Manufacturing process

Our products are manufactured by several third parties, including a single contract manufacturer that provisions the parts and assembles our instrument. The instrument assembly is largely manual with some automation in testing. We have various suppliers that provide molded parts and reagents that are assembled by two contract manufacturers for the cartridge. We have made significant investments to scale up cartridge manufacturing including high cavity count molding capability and automation of significant portions of the cartridge assembly process. Due to the complexity of the manufacturing process, we have experienced significant delays in bringing the automated manufacturing lines online. We are focused on developing more internal expertise in manufacturing our cartridges and are developing internal pilot manufacturing lines. Our operations consist of demand forecast planning, raw material procurement, and quality oversight. The operations team is responsible for ensuring adherence to our Quality Management System to meet or exceed applicable standards to support manufacturing, testing and distribution of our products.

Supply chain management

We utilize multiple vendors for our supply chain. Currently, many of the materials, enzymes and reagents used in our systems and cartridges are from single source suppliers. However, we are evaluating redundancy vendors for reagents and other materials, where possible. To further mitigate risk, we are implementing multi-month, multi-lot safety stock strategy to promote an uninterrupted supply of critical or scarce reagents and other materials. Initially, we plan to source many of the test cartridge materials and provide them to our contract manufacturers. Over time, we plan to transfer acquisition of these materials to our contract manufacturing partners. We have engaged a third-party logistics company to manage the movement of materials between suppliers and for finished goods warehousing, as well as to manage the receipt and shipment to customers of the Antigen Tests.

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

The initial term of the thinXXS Agreement is 10 years, after which the thinXXS Agreement will remain in effect unless we provide two years’ prior written notice of non-renewal. The thinXXS Agreement can also be terminated (i) after May 2027, by us for convenience, upon two years’ prior written notice, (ii) subject to certain conditions, by either party upon 90 days’ prior written notice of an uncured material breach of the thinXXS Agreement, and (iii) by either party upon bankruptcy or insolvency of the other party. The parties agreed to amend the thinXXS Agreement and a 2021 purchase order issued under the thinXXS Agreement, in late December 2021, which, among other things, reduced our outstanding payment obligations.

Intellectual property

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

Patents

As of February 1, 2022, we solely own 14 issued U.S. patents, 20 pending U.S. patent applications, 14 issued foreign patents, 84 pending foreign patent applications, and two pending PCT international patent applications. We co-own three issued U.S. patents, two pending U.S. patent applications, one issued foreign patent, and 14 pending foreign patent applications with Caltech. We exclusively in-license 10 issued U.S. patents, two pending U.S. patent applications, 20 issued foreign patents and two pending foreign patent applications from the University of Chicago and/or Caltech. We believe that the technology we have in-licensed from the University of Chicago and Caltech, respectively, has no impact on our competitive position in our industry. Our patent portfolio generally includes patents and patent applications relating to microfluidic systems, our rapid isothermal amplification method, integrated cartridges and instrument for the Talis One system, as well as components thereof and methods of operating the same. In addition to patents and applications related generally to the Talis One system, our portfolio includes patents and applications drawn to assay reagents for specific targets, including SARS-CoV-2 (the causative pathogen for COVID-19), CT, and NG. Issued U.S. patents in our portfolio of company-owned and in-licensed patents and patent applications (if issued) are expected to expire between 2030 and 2040.

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

In addition to Company-owned intellectual property, we may also in-license third party intellectual property for use in our products through both exclusive and non-exclusive licensing agreements. Although we have been able to obtain licenses on commercially reasonable terms, there is no guarantee that we may obtain such licenses in the future on reasonable terms or at all.

Government regulation and product approval

Our products under development and our operations are subject to significant government regulation.

Regulation in the United States

In the United States, our products are regulated as medical devices by the FDA and other federal, state, and local regulatory authorities. Numerous laws and regulations govern the processes by which medical devices are brought to market and marketed, including the FDCA and the FDA’s implementing regulations, among others. The FDA regulates the preclinical and clinical testing, approval, manufacture, labeling, distribution, and promotion of medical devices. The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may include fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusing our request for 510(k) clearance or pre-market authorization (PMA) of new product versions, revocation of 510(k) clearance or PMAs previously granted, and criminal prosecution and penalties.

The FDA classifies all medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I and Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of Class II devices, including performance standards, post-market surveillance, clinical investigations, patient registries and additional conditions set forth in FDA guidance documents. While most Class I devices are exempt from the 510(k) pre-market notification requirement, manufacturers of most Class II devices are required to submit to the FDA a pre-market notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) pre-market notification is generally known as a 510(k) clearance. Devices deemed by the FDA to pose the greatest risks are placed in Class III, requiring approval of a PMA application. At this time, we have no Class III devices in the pipeline nor plans to add Class III's.

In addition, EUAs and other forms of approval or clearance may be limited for use with tests by authorized laboratories certified under CLIA to perform moderate and high-complexity tests. In order for a test to be used at the point-of-care, the FDA must grant the test waived status under CLIA, which would permit any laboratory with a Certificate of Waiver to perform the test.

The U.S. Secretary of the Department of Health and Human Services (HHS) may declare public health emergencies that have a significant potential to affect national security or the health and security of U.S. citizens. On February 4, 2020, the novel coronavirus was declared a public health emergency, and it was declared that circumstances existed justifying the authorization of emergency use of in vitro diagnostics for detection and/or diagnosis of the novel coronavirus that causes COVID-19. These EUAs will terminate upon declaration that the public health emergency circumstances have ceased, or the product provided pursuant to EUA has otherwise achieved commercial authorization for the emergency indication for use, such as through 510(k) clearance, de novo process, or PMA approval.

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

510(k) clearance process

To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously-cleared 510(k) device, a pre-amendment device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a 510(k) or PMA applications, or is a device that has been reclassified from Class III to either Class II or I. In rare cases, Class III devices may be cleared through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months from the date the application is submitted and filed with the FDA but may take significantly longer. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, including clinical data, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is not "substantially equivalent" to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. Once a de novo application is reviewed and approved, it results in the device having a Class II status and future devices from the company or a competitor may use the company’s de novo-classified device as a 510(k) predicate.

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

Pervasive and continuing FDA regulation

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•
the Quality System Regulation (QSR), which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
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
•
correction, removal and advisory notification reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
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
•
labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and
•
post-market surveillance including the clinical performance of the product after introduction into the market and Medical Device Reporting, which requires manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

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
•
criminal prosecution and penalties.

International Regulation

Sales of medical devices outside the United States are subject to foreign government regulations and international standards compliance, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ significantly.

Other healthcare laws

Our current and future business activities are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, physician sunshine transparency, and healthy information privacy and security laws and regulations.

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

Moreover, the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (CMS), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by such physicians and their immediate family members. The Physician Payments Sunshine Act includes in its reporting requirements a broad range of transfers of value including, but not limited to, consulting fees, speaker honoraria, charitable contributions, research payments and grants. Failure to report could subject companies to significant financial penalties. Tracking and reporting the required payments and transfers of value may result in considerable expense and additional resources. Several states currently have similar laws and more states may enact similar legislation, some of which may be broader in scope. For example, certain states require the implementation of compliance programs, compliance with industry ethics codes, implementation of gift bans and spending limits, and/or reporting of gifts, compensation and other remuneration to healthcare professionals.

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

CMS announced plans in March 2020 to cover the cost of COVID-19 diagnostic testing under the Medicare program and identified the amount at which it would reimburse for such tests, which has been adjusted numerous times. For example, Medicare adjusted its payment methodology effective January 1, 2021, such that it will pay $100 per test only to those laboratories that complete high throughput COVID-19 diagnostic tests within two calendar days of the specimen being collected and will only pay $75 per test to laboratories that take longer than two days to complete such test. This change is indicative of the evolving nature of the coverage and reimbursement of COVID-19 tests. In addition, there has been federal and state legislation and other reform initiatives regarding the coverage and reimbursement for COVID-19 diagnostic testing in response to the COVID-19 outbreak which continue to evolve. For example, effective January 15, 2022, private health insurance companies and group health plans are required to cover eight free over-the-counter at-home COVID-19 diagnostic tests authorized, cleared, or approved by the FDA per covered individual per month.

Data Privacy

In the ordinary course of our business, we may process personal data and, accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the California Consumer Privacy Act of 2018 (CCPA), the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

The CCPA, EU GDPR, and UK GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area (EEA) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the section titled “Risk Factors – Risks related to regulatory matters” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

Human capital resources

As of December 31, 2021, we had a total of 262 employees, 242 of whom were full-time employees. Our employees are located in Menlo Park, California, Chicago, Illinois and other locations inside and outside the United States. None of our employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at http://investors.talisbio.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, together with the other information contained in this Annual Report, including our financial statements and the related notes. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special note regarding forward-looking statements.”

Risks related to our business and strategy

We rely on a significant number of third party manufacturers and suppliers for our instrument and cartridges, which reliance has created and may continue to create delays due to the complexity of our manufacturing lines and supply chain, as well as exposure to manufacturing and supply limitations or interruptions and quality and quantity issues.

We do not have any commercial-scale manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply. The manufacturing of our Talis One instrument and cartridge is a complex process that involves over 500 raw materials, intermediates and subassemblies. The complexity of the instrument and cartridge designs and number of parts involved has presented manufacturing challenges for us and our third party manufacturers. In addition, our reliance on these third party manufacturers exposes us to significant risk that we will not have sufficient quantities of our products at an acceptable cost or quality, which has and could continue to delay, prevent or impair our clinical trials and commercialization efforts. While we do not have any commercial-scale manufacturing facilities, we have invested in the development of multiple automated assembly lines for production of the test cartridges. These automated lines are required to meet the projected volume commercial needs for the Talis One COVID-19 Test System once validation of performance is complete. However, the lines are not complete and have and could continue to incur substantial delays, costs and have not performed as anticipated, and any additional failure of the lines to perform as anticipated could require us to make significant capital expenditures to make adjustments. In addition, delays that may occur with one supplier have had and could continue to have a ripple affect with other suppliers. Such ripple effects have and could continue to increase costs or obligate Talis to purchase materials before they are required for commercial purposes which have and could continue to increase costs, increase risk of scrap or damage relationships with our suppliers. For example, we have encountered manufacturing challenges that have contributed to significant delays in our ability to produce the Talis One system at scale which has delayed the commercialization of the Talis One system. Such delays and any future delays or required expenditures have and could continue to prevent us from launching our Talis One COVID-19 Test System, which will adversely impact our business, financial condition and results of operations. The effects of any such delays would also be exacerbated if the demand for COVID-19 tests declines prior to our assembly lines becoming fully operational at scale.

As we have not yet completed the validation of our high-volume assembly lines, it may be difficult to predict the cost of manufacturing our cartridges at scale. We are undertaking a number of initiatives designed to reduce the cost of manufacturing our instruments and diagnostic tests, including reducing the costs of supplies. However, there is no guarantee that we will be able to achieve planned cost reductions from such initiatives. For example, yield from the automated lines may be low resulting in many components to be scrapped or quality of final products may not meet our requirements, which may increase scrap and therefore, our costs. There have been unforeseen occurrences that have increased our costs for supplies used in manufacturing our cartridges and instruments, and there could be other unforeseen occurrences, such as increased prices of the components of our diagnostic tests, changes to labor costs or less favorable terms with third-party suppliers or contract manufacturing partners, including as a result of increased shipping costs caused by the substantial increase in fuel prices. As a result, even if our automated lines perform as anticipated, we may be unable to manufacture our products in a profitable manner.

Almost all the materials, enzymes and reagents used in or with our instrument and cartridges are obtained from single source suppliers, which exposes us to significant supplier risk. In addition, we may purchase supplies through purchase orders and may not have long-term supply agreements with, or guaranteed commitments from, many of our suppliers, including single source suppliers. A loss of sufficient supply of such components could require us to expend significant time and resources to develop or license replacement technology and obtain additional marketing authorizations. While we are evaluating redundancy vendors for reagents and other materials there can be no assurance that we will successfully contract for such materials. To further mitigate risk, we are implementing multi-month, multi-lot safety stock strategy to promote an uninterrupted supply of critical or scarce reagents and other materials and, when we can, we negotiate for termination provisions and purchase rights with our third-party manufacturers to allow enough time for us to find replacement suppliers, if necessary. However, mitigating this risk by keeping a safety stock level of inventory, requires careful management and may result in losses associated with expired inventory or inventory that is otherwise unsuitable for use in our products or for commercial sale.

Our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, health pandemics or epidemics or rising costs of labor, materials and transportation. For example, due to the health crisis of the COVID-19 pandemic and labor shortages, some of the suppliers of materials and components for our instrument and cartridges are facing extreme demand for their services. If we are unable to procure sufficient supplies for our instruments and cartridges, at the level of quality we need, and at a commercially reasonable cost, we may be unable to manufacture our products in sufficient quantities and such event would have a material adverse effect on our business, financial condition and results of operations.

We have engaged a third-party logistics company to manage the movement of materials between suppliers and for finished goods warehousing. However, if any of our suppliers fails to perform adequately or fulfill our needs at a commercially reasonable cost, we may be required to incur significant costs and devote significant efforts to find new suppliers and may face delays in processing samples or developing and commercializing our products. For example, a sole supplier supplies us with the enzymes used in our test cartridges. While we acquire these proprietary enzymes from the supplier on customary terms, if we had to replace our enzymes, we may also need to acquire alternate enzymes, and optimize our tests with new enzymes, buffers and amplification conditions. This would most likely result in significant delays in delivering our products to the market and require new applications for marketing authorizations. In addition, the COVID-19 pandemic may cause shortages of key supplies, such as pipettes and nasal swabs, that are necessary components of our products. The ability to provision such key supplies may be outside our control and may limit the use of our products and the purchase of our tests.

If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of our instrument and diagnostic tests, the supply of our instrument and diagnostic tests to customers and the development of any future diagnostic tests will be delayed, limited or prevented, which could have a material adverse effect on our business, financial condition and results of operations.

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

The process of changing manufacturers is time consuming, may involve substantial costs and is likely to result in delays or interruptions in the development of products and/or the commercialization of products. If we desire to or are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop or deliver products in a timely or affordable manner.

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
•
delay in optimizing the use of our automated manufacturing lines;
•
requirements to cease development or to recall batches of our products; and
•
even in the event of approval to market and commercialize our products, an inability to meet commercial demands for our products or any other future products.

If the EUA for the Talis One COVID-19 Test System is revoked or the emergency declaration is terminated, we will be unable to sell this product in the near future and will be required to pursue 510(k) clearance or other marketing authorization, which will likely be a lengthy and expensive process.

On November 5, 2021 we received an EUA from the FDA for our Talis One COVID-19 Test System. In support of the EUA, we were required to submit data from a post-market study to the FDA by March 5, 2022, although we have been granted an extension to provide the data four months after the commercial launch of the Talis One COVID-19 Test System, among other requirements. We currently expect that the future commercial launch will be pursuant to such EUA. At present, we can produce the Talis One instrument and cartridges but not at a scale to support our commercial launch. We are currently validating the performance of our manufacturing equipment and procedures and plan to broadly market our Talis One COVID-19 Test System after the phased launch.

We will rely on the FDA policies and guidance in connection with the marketing and sale of our Talis One system for its intended use in detecting SARS-CoV-2. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our products could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, or if we fail to comply with the conditions of such EUA, including our failure to successfully complete, and submit data from our post-market study by the extension date granted by the FDA or any other post-authorization requirements.

It is uncertain whether the widespread availability of approved and effective vaccinations could expedite or influence any such decision making with respect to the underlying health emergency. The FDA may also revoke an EUA when the circumstances justifying its issuance no longer exist, such as when an alternative is authorized for marketing through the standard procedures, such as through a 510(k) clearance. The FDA has stated that, given the magnitude of the COVID-19 health crisis and the testing capacity challenges in the United States, it has no current intention of terminating EUAs for COVID-19 diagnostic tests based solely on a test receiving 510(k) clearance. However, the FDA may change this position at any time and without notice. We cannot predict how long an EUA for the Talis One COVID-19 Test System will remain in place. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux, and on December 22, 2021, the FDA issued two draft guidance documents for the transition plans for medical devices commercialized pursuant to EUA during the current public health emergency for the review and comment process. Changes to FDA regulations or requirements could require changes to our authorized test, necessitate additional measures, or make it impractical or impossible for us to market our test. The revocation of an EUA could necessitate that we pursue the lengthy and expensive 510(k) clearance process, which is now available since a COVID-19 assay has received de novo 510(k) classification. Indeed, the FDA has recommended that manufacturers of tests subject to an EUA pursue pre-market submissions such as a 510(k), de novo classification, or PMA, as applicable, during the declared public health emergency so that their devices can remain on the market after the emergency terminates. As a result, any such revocation could adversely impact our business, financial condition and results of operations.

We initially considered seeking an additional EUA from the FDA for our respiratory panel targeting the detection of the SARS-CoV-2 virus, and Influenza A and B. However, the FDA released additional guidance on November 22, 2021 setting forth additional requirements for EUA applicants, namely that the applicant must either qualify as an experienced developer, or if not a qualified developer, the applicant must have a sponsor. We do not qualify as an experienced developer, nor do we currently have any sponsors for the combination test, therefore, it is unlikely that we will be able to obtain any additional EUAs. Further, we cannot predict when any such EUA would terminate in connection with a determination by the FDA regarding the end of the SARS-CoV-2 public health emergency. After the emergency declaration is terminated or an EUA is earlier revoked, we will be required to have 510(k) clearance in order for us to continue marketing and distributing our products. Failure to obtain additional EUAs or the revocation of any EUAs, if obtained, could adversely impact our business, financial condition and results of operations.

We may be unable to validate our manufacturing for the Talis One instrument and cartridges at scale, which may impact our ability to start and/or complete our post-authorization clinical evaluation study required by the EUA for the Talis One COVID-19 Test System, as well as impact our ability to support our research and development pipeline.

In order to commercialize our products, we will need to manufacture the Talis One instrument and cartridges in large quantities. We have experienced delays in manufacturing our products, and we, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our products in a timely or cost-effective manner, or at all. If we are unable to manufacture our products at scale, this will impact our ability to start, as well as complete, the post-authorization clinical evaluation study required by the EUA for the Talis One COVID-19 Test System. Failure to timely complete this clinical study would likely result in the withdrawal of the EUA which event would have a material adverse effect on our business, financial condition and results of operations. In addition, quality issues may arise during scale-up activities. If we, or our manufacturing partners, are unable to successfully scale-up the manufacture of our products in sufficient quality and quantity, the development, testing and clinical trials of our other products may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We have experienced delays related to the manufacture of the instrument and cartridges due to the complexity of the process. This has subsequently delayed our progress in developing future products by reducing access to material and requiring us to divert significant internal resources to focus on stabilizing the manufacturing process with our manufacturing partners. Also, due to the insufficient supply of instruments and cartridges, we have not been able to commence formal reliability studies to determine product reliability when produced at scale.

If we change the design of the Talis One instrument and/or cartridge to improve manufacturability at scale, we may need to obtain new FDA authorization for our Talis One COVID-19 Test System.

As a result of the manufacturing issues that we have encountered with the Talis One instrument and cartridge, we may consider making design changes that could improve the manufacturability at scale, and overall reliability and consistency of the instrument and cartridge. However, if we were to update the design of the instrument and cartridges, we may be required to obtain new FDA approval for the Talis One COVID-19 Test System, and could no longer rely on the EUA and would need to obtain 510(k) clearance for the updated products. While there would likely be long term benefits in enhancing and improving the Talis One instrument and cartridge design, there could be a material negative impact to our business if we are no longer able to market the Talis One COVID-19 Test System until we have obtained 510(k) clearance for the updated products. We would also incur additional design and engineering expense for the updated design work, as well as for the clinical trials required for the 501(k) submission.

The EUA for our Talis One COVID-19 Test System may be revoked or may terminate at the conclusion of the public health emergency, and we may not be able to obtain marketing authorization for additional assays, which would adversely affect our business, financial condition and results of operations.

We have focused our efforts on the development of the Talis One system for FDA clearance or other marketing authorization as a point-of-care testing platform for infectious diseases. A significant portion of our commercial strategy depends upon the initial commercialization of our Talis One COVID-19 Test System pursuant to an EUA, and on receiving subsequent marketing authorizations with inclusion in clinical guidelines to strengthen our position in establishing coverage and reimbursement of our products with both public and private payors. If the EUA we have received is withdrawn or terminates at the conclusion of the public health emergency, we will be required to pursue marketing authorization through the FDA’s standard pre-market review pathways, in this case a traditional 510(k) clearance. We cannot guarantee that we would be able to satisfy the requirements for marketing authorization under that pathway. If we do not receive such marketing authorizations in a timely manner, or at all, or we are not successful in receiving such guideline inclusion, we may not be able to commercialize our products successfully or at all. Additionally, third-party payors may be unwilling to provide sufficient coverage and reimbursement for our products necessary for hospitals and other healthcare providers to adopt our solutions as part of their treatment strategy. In addition, any future marketing authorization of the Talis One system for our CT/NG/TV and other women’s health assays will require pursuing a 510(k) clearance, or another available approval path.

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

To date, we have no experience with the entire commercialization process for the Talis One system. We have gained experience with the initial stages of the process, including demand generation, evaluations, and quoting, and we have recent commercialization experience selling and distributing the Antigen Tests. As a result, we have limited experience forecasting future financial performance for our products, including any third-party products that we may offer, such as the Antigen Tests, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. In addition, we are continuing to evaluate the appropriate acquisition model for our Talis One system and cannot predict the proportion of customers that would procure the Talis One instrument through capital purchase versus our planned equipment leasing model. Our results of operations could fluctuate with high variability depending on the changes in the proportion of our customers who directly purchase as compared to renting the equipment which will make it challenging to predict our operating results, particularly during the early stages of our commercial launch.

We expect to initially market and sell the Talis One COVID-19 Test System in the United States pursuant to our EUA. A substantial portion of our revenue will depend upon such sales, which we expect will continue to be the case until such time as we obtain marketing authorization for subsequent tests, or if we are able to successfully pursue other product opportunities, such as selling third party products like the Antigen Tests. As a result, our future success will depend in large part on our ability to effectively launch the Talis One COVID-19 Test System, subsequently introduce enhanced or new tests for the Talis One system and find other opportunities that could augment our business without materially diverting resources from our focus on the Talis One system. Any future commercialization of the Talis One system for other assays will require pursuing additional EUAs, 510(k) clearance or another available approval path. The launch of new products is inherently uncertain and requires the completion of commercialization activities that are complex, costly, time-intensive and uncertain, and require us to accurately anticipate patients’, providers’ and, if applicable, payors’ attitudes and needs, the future competitive landscape, and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals on a timely basis, or at all.

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
•
the convenience and ease of use of our diagnostic tests relative to those currently on the market or when our tests are launched;
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
•
the performance of our tests relative to those of our competitors;
•
product labeling or product insert requirements by the FDA or other regulatory authorities; and
•
limitations or warnings contained in the labeling cleared or approved by the FDA or other authorities.

With respect to the Talis One COVID-19 Test System, our commercial success could also depend on the vaccination rates in the US and effectiveness of the available COVID-19 vaccines against all variants of interest, as this could decrease the demand for COVID-19 tests. There can be no assurance that demand for our COVID-19 testing will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, the development of safe and effective therapeutics, the impact of new variants, or due to other events. Commercial success of our Respiratory Panel will depend on receiving FDA authorization pursuant to the more onerous 510(k) pathway for market authorization, which could further delay bringing our respiratory product to market. A delay in receiving authorization could allow competitors who have already obtained authorization for combined COVID-flu tests to gain significant market share prior to our entry into the market. Additionally, even if our diagnostic tests achieve widespread market acceptance, they may not maintain that market acceptance over time if competing diagnostic tests or technologies, which are more cost effective or are received more favorably, are introduced. Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new products and result in increased costs and the diversion of management’s attention and resources from other business matters. For example, any molecular diagnostic tests that we may develop or further enhance may not prove to be clinically effective, or may not meet our desired target product profile or be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our molecular diagnostic test performance in commercial settings may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or entering into collaborative arrangements; the collaborative arrangements we enter into may not be successful or we may not be able to maintain those that are successful; healthcare providers may not use any tests that we may enhance or develop; or we may otherwise have to abandon a product or service in which we have invested substantial resources.

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

We have commenced selling the Antigen Tests and are investigating other third party product opportunities to generate revenue which could divert focus from commercializing our own product, the Talis One system.

In January 2022, we began purchasing the Antigen Tests from a third party and distributing them to customers, as an authorized distributor. We purchase the Antigen Tests in advance and resell them to customers, including sub-distributors, hospitals, physician’s offices, urgent care clinics, and public health clinics. While we have been able to sell the Antigen Tests at a profitable rate, there were initially significant resource demands on different business teams, including finance, legal, operations, commercial infrastructure, and sales, that allowed us to move forward with this opportunity. We are exploring additional partnerships that could allow us to distribute over-the-counter rapid antigen tests for COVID-19, as well as for antigen tests for infections other than COVID-19. If we continue to pursue other third-party product opportunities to generate revenue, there could be required financial outlays, as well as demands on our personnel, that could potentially divert resources away from the Talis One system. There could be future opportunities that lead to unexpected or unplanned demands on our financial and human capital resources that on their own could have a material adverse effect on our business, financial condition and results of operations, while also materially impacting our commercialization efforts for the Talis One system.

We may be subject to an order from federal or state governments, including pursuant to the DPA, to distribute the Talis One COVID-19 Test System directly to the government or as directed by the government, which could adversely affect our business, financial condition and results of operations.

The Defense Production Act of 1950, as amended (DPA) is a federal statute that confers upon the President of the United States a broad set of authorities to influence domestic industry in the interest of national defense. “National defense” can include emergency and disaster response and, since the start of the COVID-19 crisis, the sitting President of the United States has used this authority numerous times to address the public health crisis. Through the DPA, the executive branch has struck agreements with multiple companies to accelerate COVID-19 countermeasures, like N95 protective masks, testing swabs, and vaccine development, and, in September 2020, used the DPA to acquire point-of-care diagnostic testing instruments from two of our potential competitors for placement in nursing homes. The government applied the DPA to our RADx contract but allowed that rating to expire upon the original expiration date of the RADx contract on July 30, 2021, before we received the EUA. The government may similarly apply the DPA, or another law or program, to our other existing contracts or a new contract to acquire our testing instruments or to direct us to distribute our products in a particular manner, and we may be likewise required to prioritize distribution to certain government agencies or other recipients, or to allocate inventory, supplies or facilities for government or government-directed use. The DPA provides that orders pursuant to the statute must “meet regularly established terms of sale or payment” and further provides that no person “shall be held liable for damages or penalties for any act or failure to act resulting directly or indirectly from compliance with a rule, regulation, or order” under the DPA. However, compliance with the DPA could potentially cause business disruption, interfere with our commercial sales and marketing efforts, and depending on the demand, could even prevent or delay our ability to sell our products commercially, or may have other implications that significantly affect our commercialization and development efforts and general ability to conduct our business operations as planned. For example, government directed use of our products under such a program may result in our instruments not being placed in settings where they will be used often for additional tests following the COVID-19 crisis which would adversely affect our long-term commercial plan that is based on the addition of multiple tests for use with the Talis One system. In addition, such government requirements may adversely affect our regular operations and financial results, result in differential treatment of customers and/or adversely affect our reputation and customer relationships. It is also possible that any change in the current administration could impact the manner in which the government uses the DPA and its other authorities and result in additional or different risk to us.

The COVID-19 pandemic has and could continue to materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets, as well as increasing demand for certain components that we use in our Talis One system. Certain manufacturers of multiple components of our Talis One system may be unable to provide such components to us, or are unable to provide such components on reasonable timelines, without a requirement from the government to do so pursuant to the DPA. Our RADx contract was previously modified to incorporate a priority rating of DO pursuant to the DPA. This allowed us to place the same priority rating on orders for industrial resources that we need to fulfill our rated order with our suppliers. While our contract with RADx, which was originally set to expire July 30, 2021, was amended to extend the performance period to January 30, 2022, the DPA rating was not extended and expired. COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. COVID-19 precautions may directly or indirectly impact the timeline for some of our planned clinical trials for our non-COVID-19 related products in development, and we are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. The extent to which COVID-19 negatively impacts our business and operations will depend on how quickly and to what extent economic conditions improve and normal business and operating conditions resume, and whether the supply of components will remain sufficient to satisfy market demand and any impact on its pricing. If the adverse effects of the COVID-19 pandemic continue for a prolonged period or result in sustained economic stress, higher inflation levels or recession, many of the other risks described in this “Risk Factors” section could be exacerbated, such as those relating to our reliance on a limited number of suppliers, our need to raise additional capital to fund our existing operations and our ability to procure sufficient supplies for our instruments and cartridges, at the level of quality we need, and at a commercially reasonable cost.

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

Additionally, many of the pathogens for which we are developing tests, including SARS-CoV-2, are known to mutate over time. Such mutations may negatively affect the accuracy of our tests or even make our tests obsolete if our tests are unable to detect future variants. The failure of our products to perform as expected could significantly impair our operating results and our reputation, including if we become subject to legal claims arising from any defects or errors in our products or test results.

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

The COVID-19 pandemic and current shortage of available testing, at the point-of-care, means there is currently significant demand for accurate point-of-care COVID-19 tests. We anticipate that our need to grow our business will increase if we are able to successfully commercialize our products, which will require that we incorporate new equipment, implement new technology systems, automate equipment processes, hire new personnel with different qualifications, and procure additional manufacturing capabilities to allow us to further develop and manufacture new and existing tests. In addition, following the initial commercial launch, if our volume grows and our test menu expands, if authorized, we expect that we will need to continue to implement customer service, billing, and general process improvements and expand our internal quality assurance program to support increased demand. Customer service could prove to be particularly important given the lack of experience our potential customers will have with our products. While we are currently undertaking the construction of new facilities and improvements to our facilities as part of our rapid growth, such construction may be delayed for reasons that are outside of our control and once completed, we may experience operational delays transitioning to the new facilities. As a result of the foregoing, there is no assurance that any necessary increases in scale, expansion of personnel, equipment, facilities software and computing capacities, or process enhancements will be successfully implemented.

Further, the challenges of addressing the demand for COVID-19 tests due to the pandemic is exacerbated by the fact that we are a pre-commercial company with respect to our own products. We do not have processes, procedures, or models in place to forecast, predict or manage demand for our products or for ancillary functions such as customer service, technological support, and billing. This inexperience could expose us to several risks. For example, it could make it more likely that we mismanage inventory or distribution, resulting in expired or otherwise unused products or components of our products. In addition, we do not currently have any experience in selling our instrument or test cartridges, to date. Furthermore, in the event that demand for our products were to exceed our initial ability to supply our products, we may initially prioritize the wrong customers, the wrong type of customer, or the wrong geographic areas, any of which will have a negative impact on our potential revenue.

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

Although we have now established sales and marketing and customer support capabilities, we may not be successful in commercializing our current or future products, if and when they are approved, and we may not be able to generate any revenue.

We have implemented a sales and marketing infrastructure for the first time, but have limited experience in the sales, marketing, customer support or distribution of medical devices. To achieve commercial success for any product for which we retain sales and marketing responsibilities, we must effectively execute in the areas of sales, marketing, customer support, technical support, and fulfillment.

We have made significant investments in establishing our sales, service and support personnel and infrastructure, however, we have not utilized such personnel or infrastructure to commercialize the Talis One COVID-19 Test System, as planned, but to support the Antigen Test initiative. In addition, in March 2022, we implemented a reduction in force of approximately 25% (as further described below) which has impacted our sales, service and support personnel. There is a risk that our inability to manufacture or sell our own products soon enough and at sufficient volume, together with the uncertainty of when we will be able to do so, could limit our ability to maintain our commercial organization and personnel at adequate levels. In addition, we may find it challenging to effectively scale up our commercial organization and personnel when needed to facilitate our commercialization efforts.

Factors that may inhibit our efforts to commercialize our current or future products on our own include:

•
our inability to retain or hire adequate numbers of effective sales and marketing personnel, particularly following a reduction in force;
•
the inability of sales personnel to obtain access to enterprise accounts, institutions and/or physicians or educate adequate numbers of these customers on the benefits of ordering our products;
•
the initial lack of test menu available on the Talis One system, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization or scaling up our commercial organization.

We may not successfully implement our strategy to provide customers access to our system through alternative non-direct capital sales channels, including our planned equipment leasing program or other sales and marketing practices.

Our ability to execute our growth strategy depends upon our ability to drive adoption of the Talis One system. In addition to direct capital sales of our instrument, we intend to implement methods for customers to access to our system through alternatives such as the rental of our instrument or a promotional instrument placement instead of purchase. Our ability to execute on these programs is unproven. We cannot assure that our rental program will gain market acceptance which will cause us to be dependent on capital equipment sales and may hinder or delay adoption of our system.

If our current or future products are not competitive in their intended markets, we may be unable to increase or sustain our revenues or achieve profitability.

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. Due to the significant interest and growth in diagnostics, we expect ongoing intense competition.

We anticipate facing competition primarily from centralized laboratories and diagnostic companies offering both point-of-care and at-home solutions. Competitors include those offering molecular, antibody and antigen tests. Competitors in the reference lab category include Laboratory Corporation of America Holdings (commonly referred to as LabCorp) and Quest Diagnostics Incorporated, along with many hospital laboratories. Our competitors in the point-of-care and/or at-home category, for molecular and/or antigen tests that have received an EUA for their COVID-19 tests, include Abbott Laboratories, Binx Health, Inc., BioFire Diagnostics, LLC, Cepheid (a subsidiary of Danaher Corporation), Cue Health Inc., Lucira Health, Inc., Thermo Fischer Scientific Inc., Roche Molecular Systems, Inc., Visby Medical, Inc., ON/GO, Quidel, and OraSure. In addition, BioFire Diagnostics, LLC has received FDA marketing authorization under the de novo review pathway for its Respiratory Panel 2.1. There are also smaller or earlier-stage companies developing tests that may also prove to be significant competitors, in the COVID-19 market or in the women’s health and/or sexual health markets. Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, regulatory clearance approval and compliance, and sales and distribution than we do. Mergers and acquisitions involving diagnostics companies may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or customer networks. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize diagnostic products or services that are more accurate, more convenient to use or more cost-effective than our products or services. Our competitors also may obtain FDA or other regulatory clearance or approval for their products more rapidly than we may obtain clearance or approval or other marketing authorizations for ours, which could result in our competitors establishing a strong market position before we are able to enter a particular market.

Further, some of our competitors’ products are sold at prices that are lower than our anticipated pricing, which could cause sales of our products to decline or force us to reduce our prices, which would harm our revenues, operating income or market share. If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.

To remain competitive, we must continually research and develop improvements to our products. However, we may not be able to develop and commercialize improvements to our products in a timely manner. Our competitors may develop and commercialize competing or alternative products and improvements faster than we are able to do so, which would negatively affect our ability to increase or sustain our revenue or achieve profitability.

We have estimated the sizes of the markets for our current and future products, and these markets may be smaller than we estimate.

Our estimates of the annual addressable markets for our COVID-19 test and the additional tests under development are based on a number of internal and third-party estimates as well as the assumed rates at which such products will be reimbursed, or the assumed prices at which we can sell our products for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. Specifically, with respect to the market for our COVID-19 test, the market and competitive landscape are continuously changing. Any number of factors that are outside of our control could make our estimates invalid.

There can be no assurance that demand for our COVID-19 testing will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, the development of safe and effective therapeutics, SARS-CoV-2 becomes endemic, or due to other events. If the actual number of patients who would benefit from our products, the price at which we can sell future products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

Unfavorable local and global economic conditions could adversely affect our business, financial condition, and results of operations.

Our results of operations could be adversely affected by general conditions in both the local and global economy and financial markets, particularly as the United States and other countries balance concerns around debt, inflation, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, including war or other conflicts, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. A severe or prolonged global economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers and suppliers, possibly resulting in supply disruption. In addition, geopolitical, economic and military conditions around the world may directly affect our business. Any hostilities involving any of the countries in which we or our third-party suppliers operate, including terrorist activities, political instability or violence in the region or the interruption or curtailment of trade or transport between such country and its trading partners could adversely affect our business and results of operations. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We are highly dependent on our senior management team and key personnel, and if we are unable to recruit, train and retain key personnel, we may not achieve our goals.

Our future success depends on our ability to recruit, develop, retain and motivate key personnel. We have had changes in our management and executive leadership team, including appointing a new chief executive officer, which could lead to disruption of our business or distraction of our employees as we adapt to such management changes. The loss of members of our senior management, research and development, science and engineering, manufacturing and sales and marketing teams could result in delays in product development and harm our business.

We do not maintain fixed-term employment contracts or key man life insurance with any of our employees. Competition for qualified personnel is intense. The life sciences industry has been challenged by shortages of qualified technical personnel, especially those with experience in infectious disease and/or in vitro diagnostics, resulting in increased competition for new hires and increased employee turnover. Our growth depends, in particular, on attracting, retaining and motivating highly skilled sales personnel with the necessary clinical background and ability to understand our systems at a scientific and technical level. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, develop, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

If we fail to achieve the expected financial and operational benefits of our recent reduction in force, our business and financial results may be harmed.

In March 2022, we implemented a reduction in force, of approximately 25%, designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We anticipate that we will incur approximately $1.0 million of expenses related to the reduction in force, substantially all of which will consist of one-time charges related to the staff reduction, including cash expenditures and other costs. Substantially all of the committed actions under the reduction in force will take place by the end of March 2022. The estimates of the expenses we expect to incur, including any estimates of annualized savings going forward, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force.

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

If the information technology systems of our third-party service providers and other contractors and consultants become subject to disruptions, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to help prevent future events of this nature from occurring. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business, financial condition and results of operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and our third-party service providers will collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (which includes health-related data and legally protected health information (PHI)), intellectual property, and trade secrets). In addition, we will offer online customer-facing portals accessible through public web portals. It is critical that we process sensitive data in a secure manner to maintain the confidentiality and integrity of such confidential information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and related data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We rely upon third parties service providers and technologies to operate critical business systems to process confidential information and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our personnel work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data or could disrupt our ability (and that of third parties upon whom we rely) to provide our services. If such an event were to occur, it could result in a material disruption of our product development programs and our business operations. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. For example, we have been subject to phishing incidents, and we may experience additional incidents in the future.

We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary expenditures; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause delays in the development of our product candidates, cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient of protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Our risks are likely to increase as we continue to expand our business, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

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

Because we intend to market our products outside the United States, if cleared, authorized or approved, our business will be subject to risks associated with doing business outside the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

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

•
economic weakness, including inflation, or political and economic instability in particular foreign economies and markets, including wars, terrorism and political unrest, outbreak of disease, natural disasters, boycotts, curtailment of trade and other business restrictions;
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

Expedited, reliable shipping and delivery services and secure warehousing are essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our diagnostic tests to our customers and for tracking of these shipments, and from time to time require warehousing for our diagnostic tests, sample collection kits and supplies. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our diagnostic tests and increased cost and expense to our business. In addition, we are currently experiencing higher costs for transportation and warehousing and significant inflation that could adversely affect our operating margins and results of operations, if these costs continue to rise. Similarly, strikes, severe weather, natural disasters, civil unrest and disturbances or other service interruptions affecting delivery or warehousing services we use would adversely affect our ability to process orders for our diagnostic tests on a timely basis.

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

o
adverse publicity, warning letters, untitled letters, it has come to our attention letters, fines, injunctions, consent decrees and civil penalties;
o
repair, replacement, refunds, recall or seizure;
o
operating restrictions, partial suspension or total shutdown of production;
o
denial of our requests for regulatory clearance or PMA approval or other marketing authorization of new products, new intended uses or modifications to existing products;
o
withdrawal of marketing authorization that have already been granted; or
o
criminal prosecution.

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

CMS announced plans in March 2020 to cover the cost of COVID-19 diagnostic testing under the Medicare program and identified the amount at which it would reimburse for such tests, which has been adjusted numerous times. For example, Medicare adjusted its payment methodology effective January 1, 2021, such that it will pay $100 per test only to those laboratories that complete high throughput COVID-19 diagnostic tests within two calendar days of the specimen being collected and will only pay $75 per test to laboratories that take longer than two days to complete such test. Further, effective January 15, 2022, private health insurance companies and group health plans are required to cover eight free over-the-counter at-home COVID-19 diagnostic tests authorized, cleared, or approved by the FDA per covered individual per month. These changes are indicative of the evolving nature of the coverage and reimbursement of COVID-19 tests.

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

Clinical trials are required to support our Talis One COVID-19 Test System and may be necessary to support future product submissions to the FDA. The clinical trials that may be required for our products are expensive and time-consuming, their outcome is uncertain, and if our clinical trials do not meet the stated endpoints in their evaluations, or if we experience significant delays in any of these tests or trials, our ability to commercialize our products and our financial position will be impaired.

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

Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. The terms of the EUA for the Talis One COVID-19 Test System require that we conduct a post-authorization clinical evaluation study to demonstrate that our product meets its intended use and performance claims, which we must submit to the FDA four months after commercial launch of the Talis One COVID-19 Test System.

The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

o
we may be required to submit an IDE application to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials;
o
regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
o
regulators and/or an Institutional Review Board (IRB), or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
o
we may not reach agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
o
clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
o
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
o
our third party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
o
we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
o
we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;
o
regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
o
the cost of clinical trials may be greater than we anticipate;
o
clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
o
we may be unable to recruit a sufficient number of clinical trial sites;
o
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
o
approval policies or regulations of the FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval; and

o
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

o
untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
o
unanticipated expenditures to address or defend such actions
o
customer notifications for repair, replacement, refunds;

o
recall, detention or seizure of our products;
o
operating restrictions or partial suspension or total shutdown of production;
o
refusing or delaying our requests for an EUA, 510(k) clearance or PMA approval of new products or modified products;
o
operating restrictions;
o
withdrawal of EUAs, 510(k) clearances on PMA approvals that have already been granted;
o
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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

We process personal data and other sensitive data (including health data we collect about trial participants in connection with clinical trials); proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the California Consumer Privacy Act of 2018 (CCPA). HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The CCPA imposes obligations on businesses to which it applies that include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states, like Colorado and Virginia, have enacted data privacy laws which differ from the CPRA and become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the equivalent law in the United Kingdom (UK GDPR) impose strict requirements for processing the personal data of individuals, including sensitive data that we may process such as health data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR and the uncertainty of data protection laws in the UK following Brexit has increased the complexity of our compliance efforts. Further, individuals may initiate litigation related to our processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries such as the United States that do not provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the European Economic Area (EEA) to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. Any of these or other similar restrictions and obligations could increase the cost and complexity of doing business in foreign jurisdictions. If we cannot implement valid compliance mechanisms for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe, the United Kingdom and elsewhere; limiting our ability to collaborate with third parties, such as contract research organizations as well as other service providers, that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the third-party providers (such as contract research organizations) who share this information with us, may contractually limit our ability to use and disclose the information.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

All of our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

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

o
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
o
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
o
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
o
the federal Physician Payments Sunshine Act requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), which require certain manufacturers of drugs, devices, biologics and medical supplies to report to the CMS, information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and certain ownership and investment interests held by physicians and their immediate family members; and
o
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

A significant portion of the funding for the development of our Talis One system came from U.S. federal government grants, and if the cognizant federal agencies were to eliminate, reduce or delay funding from our agreements, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our development programs or obtain alternative sources of funding.

We have received grant funding from the U.S. federal government, including through a grant from the NIH, National Institute of Allergy and Infectious Diseases, a sub-award from the Biomedical Advanced Research and Development Authority Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program, a sub-award from the NIH RADx program, and an NIH RADx grant. We anticipate that a portion of the funding for the development of our technologies will come from these agreements, which provide for grant funds ultimately from the government. In addition, activities covered under the awards may ultimately cost more than is covered by the grants and sub-awards or require a longer performance periods to complete than are remaining on our agreements; if we are unable to secure additional funding or allow for additional time for completion, we would have to incur additional costs to complete the activities or terminate the activities before completion. Moreover, the continuation of our agreements depends in large part on our ability to meet development milestones previously agreed to and on our compliance with certain operating procedures and protocols. These agreements may be suspended or terminated should we fail to achieve key milestones or fail to comply with the operating procedures and processes approved by the government and its audit agencies. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For example, although we extended the time to perform certain milestones under the NIH Contract, we also had to reduce the potential milestone payments, and we were unable to satisfy all of the remaining milestones before the NIH Contract expired. In addition, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of our programs. While the NIH has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any NIH funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If our agreements are terminated or suspended, if there is any reduction or delay in funding under our agreements, or if the government or higher-tier grantees determine not to exercise some or all of the options provided for under the agreements, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate certain of our related development activities. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed through the agreements, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

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

o
suspend or prevent us for a set period of time from receiving new government contracts or grants or extending our existing agreements based on violations or suspected violations of laws or regulations;
o
claim and exercise nonexclusive, nontransferable rights to products manufactured and intellectual property and data developed and generated under the agreements and may, under certain circumstances, license such inventions to third parties without our consent;
o
impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such contracts and grants;
o
cancel, terminate or suspend our agreements based on violations or suspected violations of laws or regulations;
o
terminate our agreements in whole or in part for convenience for any reason or no reason, including if funds become unavailable;

o
reduce the scope and value of our agreements;
o
decline to exercise an option to continue the agreements;
o
direct the course of the development of the programs in a manner not chosen by us;
o
require us to perform the option periods provided for under the agreements even if doing so may cause us to forego or delay the pursuit of other program opportunities with greater commercial potential;
o
take actions that result in longer development timelines than expected; and
o
change certain terms and conditions in our agreements.

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

o
public disclosures of certain contract information, which may enable competitors to gain insights into our research program;
o
mandatory internal control systems and policies; and
o
mandatory socioeconomic compliance requirements, including labor standards, prioritization of subcontracts to small businesses and others, non-discrimination and affirmative action programs and environmental compliance requirements.

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

o
the Federal Acquisition Regulation (FAR) and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
o
the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the AKS, the Procurement Integrity Act, the FCA and the FCPA; and
o
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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers and suppliers of 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Furthermore, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been numerous governmental reform activity in response to the COVID-19 pandemic. It is possible that additional governmental action is taken to address the COVID-19 pandemic, which may impact our business.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The expansion of government’s role in the U.S. healthcare industry as a result of the ACA’s implementation, and changes to the reimbursement amounts paid by Medicare and other payors for our tests and our planned future tests, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2021, we had $30.9 million of U.S. federal NOLs that were generated in 2017 and prior periods that will expire at various dates through 2033, and $181.2 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2021, we also had aggregate U.S. federal research and development (R&D) credits of approximately $74.7 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Our success depends in part on our ability to obtain, maintain, defend and enforce patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. Our ability to protect our products from unauthorized use by third parties depends on the extent to which valid and enforceable patents cover them or they are effectively protected as trade secrets. While we have a number of issued patents in the United States and foreign countries, several aspects of our patent portfolio are in much earlier stages of prosecution in the United States and foreign countries. Moreover, we do not own or license any issued patents related to certain aspects of our products and technology, including certain structures and components used in our instruments and established molecular biology techniques. For information regarding our patent portfolio, please see the section titled “Business—Intellectual Property." The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. There can be no assurance that our patent rights will not be invalidated or held to be unenforceable, will adequately protect our technology, products or provide any competitive advantage, or that any of our pending or future patent applications will issue as valid and enforceable patents. Our ability to obtain and maintain patent protection for our products is uncertain due to a number of factors, including that:

o
we or our licensors may not have been the first to invent the technology covered by our pending patent applications or issued patents;
o
we or our licensors may not be the first to file all patent applications covering our methods or products, as patent applications in the United States and most other countries are confidential for a period of time after filing;
o
our products and related methods may not be patentable;
o
our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

o
any or all of our pending patent applications may not result in issued patents;
o
others may independently develop identical, similar or alternative technologies;
o
others may design around our patent claims to produce competitive technologies or methods or products that fall outside of the scope of our patents;
o
we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection;
o
parties with access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, may disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection;
o
we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
o
any patents issued to us may not provide a basis for commercially viable products or methods, may not provide any competitive advantages or may be successfully challenged by third parties;
o
the patents of others could harm our business;
o
a third party may challenge our patents and, if challenged, a court may hold that our patents are invalid;
o
a third party may challenge our patents in various patent offices and, if challenged, we may be compelled to limit the scope of our allowed or granted claims or lose the allowed or granted claims altogether;
o
our competitors could conduct research and development activities in countries where we will not have enforceable patent rights and then use the information learned from such activities to develop competitive methods or products for sale in our major commercial markets; and
o
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

o
others may be able to make products or provide services that are similar to ours but that are not protected by our intellectual property;
o
we or our licensors might not have been the first to make the inventions covered by our patents;
o
we or our licensors might not have been the first to file patent applications covering certain of our or their inventions;
o
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
o
it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
o
issued patents for which we have rights may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
o
our competitors might conduct activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products in our commercial markets;
o
we may not develop additional proprietary technologies that are patentable;
o
if enforced, a court may not hold that our patents are valid, enforceable and infringed;
o
we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries;
o
the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
o
we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
o
we may fail to adequately protect and police our trademarks and trade secrets;
o
the patents of others may harm our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications; and
o
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

We have historically incurred substantial net losses, including net losses of $192.0 million and $91.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of

$364.9 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to efforts to the commercial launch of the Talis One COVID-19 Test System, and thereafter to increase the adoption of our products, improve these products, scale our manufacturing capabilities and research, develop and commercialize new products. We are exposed to foreign exchange risk in our operations, specifically around our supplier purchase commitments in foreign currencies. The impact of foreign exchange fluctuations on our contracts with third party vendors, which are denominated in a currency other than the U.S. dollar, could adversely impact our results of operations, financial condition and cash flows.

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
•
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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In recent years, stock markets in general, and the market for life science technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. From February 12, 2021 through March 10, 2022, the closing price of our common stock has ranged between $1.74 and $27.80 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

There were 8,590,411 shares of common stock issuable upon the exercise of options outstanding and 407,720 shares of common stock issuable upon vesting of restricted stock units as of December 31, 2021. We registered all of the shares of common stock issuable upon exercise of such outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (Securities Act). The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of December 31, 2021, holders of approximately 37,489,210 shares, or 66.6% of our capital stock, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of March 10, 2022, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 76% of our outstanding voting stock. Further, 66.2% of our outstanding voting stock is owned by entities affiliated with Baker Bros. Advisors LP (Baker Bros.). In addition, the holders of our Series 1 convertible preferred stock, which, subject to certain limitations, is a voting common stock equivalent, may elect to convert shares of Series 1 convertible preferred stock into shares of Series 2 convertible preferred stock, which is a non-voting common stock equivalent. These shares of Series 2 convertible preferred stock are then convertible into shares of our common stock, subject to certain beneficial ownership limitations.

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2021, which is the year covered by this Annual Report, and any future annual reports. These assessments must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time. We continue the costly and challenging process, starting last year, of compiling the information systems, processes and internal controls documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 of the Sarbanes–Oxley Act requires that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, related to a lack of effective review of the estimated vendor progress related to the level of completion associated with our manufacturing scale-up project, which resulted in material adjustments to prepaid research and development expenses. During fiscal year 2021, we began implementing the internal control procedures which addressed a previously identified material weakness relating to a lack of effective review of the estimated vendor progress related to the level of completion associated with our manufacturing scale-up project, which resulted in material adjustments to prepaid research and development expenses. During the fourth quarter of fiscal year 2021, we successfully completed the testing necessary to conclude that the material weakness has been remediated. Although we were able to remediate our material weakness before the report required in this Annual Report by the Sarbanes-Oxley Act, in a future assessment, we may identify deficiencies and be unable to remediate them before we must provide the required reports.

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

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in Menlo Park, California, where we occupy approximately 24,000 square feet of office and laboratory space under a lease that ends in June 2022, with an option to renew for an additional month through July 2022. In January 2021, we entered into a lease agreement that expires in May 2032 for approximately 41,000 square feet of office and laboratory space in Redwood City, California, with expected occupancy to commence in the third quarter of 2022. In January 2021, we also entered into a lease that expires in February 2033 for approximately 26,400 square feet of laboratory space in Chicago, Illinois, which commenced in the second quarter of 2021. We believe our existing facilities meet our current needs. We will need additional space in the future as we continue to build our development, commercial and support teams. We believe we can find suitable additional space in the future on commercially reasonable terms.

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

On or about January 7, 2022, John Modrak filed a class action in the United States District Court for the Northern District of California against us, certain of our officers and directors, and J.P. Morgan Securities LLC, BofA Securities, Inc., Piper Sandler & Co., and BTIG, LLC, underwriters of our February 2021 initial public offering (“IPO”), captioned as Modrak v. Talis Biomedical Corp., et al., No. 3:22-cv-00105, purportedly on behalf of shareholders who purchased shares of our stock that were registered in our IPO. On February 18, 2022, Karen Mitcham filed a substantively identical lawsuit in the same court captioned as Mitcham v. Talis Biomedical Corp., et al., No. 3:22-cv-01039-JD, against us, and the same officers and directors as the Modrak lawsuit. The complaints allege that our registration statement and prospectus issued in connection with our IPO was false and misleading and omitted to state material adverse facts related to the comparator assay used in our primary study, our EUA application for our Talis One COVID-19 Test System, and associated regulatory approval and commercialization. The complaints seek unspecified damages under Section 11 and Section 15 of the Securities Act of 1933, and reasonable attorneys’ and expert witnesses’ fees and other costs. We dispute these claims and intend to defend these matters vigorously. These claims remain at an early stage, and the extent and outcome of these claims cannot be predicted at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “TLIS” since our initial public offering on February 12, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of March 10, 2022, we had approximately 63 holders of record of our common stock and one holder of record of our Series 1 convertible preferred stock.

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

None.

Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC.

We received approximately $233 million in net proceeds from our initial public offering. Through December 31, 2021, we used approximately $156 million of the net proceeds from the offering primarily to fund our ongoing research and development activities, manufacturing scale-up project and pre-launch inventory.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the related prospectus filed February 12, 2021 with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. Pending such uses, we plan to continue investing the unused proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We are developing the Talis One system which leverages expertise across chemistry, biology, engineering and software to create a fully integrated, cloud-enabled and portable molecular diagnostic solution that customers can rapidly deploy when and where needed. The Talis One system incorporates core proprietary technologies into a compact, easy-to-use instrument, that employs single use test cartridges and software, including a central cloud database, which are designed to work together to provide levels of testing accuracy equivalent to a central laboratory. We intend to commercialize the Talis One system as an integrated solution comprising single use consumables, an instrument and software. Our commercial strategy will focus on building and expanding an installed base of Talis One systems to generate revenue from the purchase of such products. Our first commercial test will be the Talis One COVID-19 Test System, which is a rapid point-of-care molecular diagnostic to detect SARS-CoV-2 directly from a patient sample in less than 30 minutes. We are developing assays for the detection of other respiratory infections that could be included as a panel test with the Talis One COVID-19 Test System as well as tests for infections related to women’s health and STIs. In December 2021, we entered into an agreement to act as an authorized distributor for third party COVID-19 antigen tests (Antigen Tests). In January 2022, in order to generate revenue to support our operations and sales forces, we began purchasing and distributing these Antigen Tests as an authorized distributor. We plan to continue to utilize this strategy to both generate revenue for as long as we can provision the tests and sell them for a profit and to help develop our customer base for Talis One.

Our products will require marketing authorization from the FDA prior to commercialization. On November 5, 2021, we received an EUA from the FDA for the emergency use of the Talis One system for our COVID-19 test, which we refer to as the Talis One COVID-19 Test System. Due to the COVID-19 global pandemic, we obtained marketing authorization for our Talis One COVID-19 Test System under an EUA rather than initially pursuing 510(k) clearance or other forms of marketing authorization under the FDA’s standard medical device authorities.

We have invested in automated cartridge manufacturing lines, the first of which began to come on-line in the first quarter of 2021. We are currently validating the performance of those automated cartridge manufacturing lines. These manufacturing lines are located at our contract manufacturers' sites and are operating by our contract manufacturing partners. We have also received components to build 5,000 Talis One instruments from our instrument contract manufacturer.

We outsource essentially all of our manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third party contract manufacturers. Our outsourced production strategy is intended to drive rapid scalability. Certain of our suppliers of components and materials are single source suppliers. To support our anticipated commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determine to not have an alternative future use have been expensed.

Since our inception in 2013, we have devoted substantially all our efforts to research and development activities, manufacturing capabilities, raising capital, building our intellectual property portfolio and providing selling, general and administrative support for these operations. We have principally financed our operations through the issuance and sale of shares of our convertible preferred stock to outside investors in private equity financings as well as the issuance of convertible promissory notes and receipts from government grants. Prior to our initial public offering, we received $351.5 million from investors in our preferred stock financings and the sale of convertible promissory notes that converted in such financings. Additionally, on February 17, 2021, the Company raised $232.5 million (after deducting underwriting discounts, commissions and offering expenses) through an initial public offering to finance operations going forward.

We have incurred recurring losses since our inception, including net losses of $192.0 million and $91.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $364.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

•
continue the research and development of our platform and assays for additional diseases;
•
initiate clinical trials for, or additional preclinical development of, our Talis One system;
•
further develop and refine the manufacturing processes for our Talis One system and potentially the design of our Talis One system;
•
change or add manufacturers or suppliers of materials used for our Talis One system;
•
seek marketing authorizations;
•
seek to identify and validate diagnostic assays for other disease states;
•
obtain, maintain, protect and enforce our intellectual property portfolio;
•
hire and deploy a sales force;
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

As of December 31, 2021, we had unrestricted cash and cash equivalents of $232.5 million. We expect that our cash and cash equivalents of $232.5 million as of December 31, 2021 will be sufficient to fund our operations through at least the next 12 months. Our objective is to preserve our current cash reserves to fund operations through the end of 2024. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. We may need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek additional funding through the issuance of our common stock, other equity or debt financings, or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our assays and development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to significantly delay or scale back our operations.

On March 15, 2022, we implemented a reduction in force, of approximately 25%, designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We anticipate that we will incur approximately $1.0 million of expenses related to the reduction in force, substantially all of which will consist of one-time charges related to the staff reduction, including cash expenditures and other costs. Substantially all of the committed actions under the reduction in force will take place by the end of March 2022. Going forward, we estimate annualized savings of $10.0 million in compensation expenses and $26.0 million in other expenses related to these reductions.

COVID-19 pandemic

Since it was reported to have surfaced in December 2019, a novel strain of coronavirus (COVID-19) has spread across the world and was declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 intensified in 2020 and 2021 and governments around the world, including in the United States, Europe and Asia, implemented travel restrictions, social distancing requirements, stay-at-home orders and delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has been affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets.

We expect that COVID-19 precautions will directly or indirectly impact the timeline for some of our planned clinical trials for our non-COVID-19 related products in development, and we are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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

Three vaccines for COVID-19 have been authorized for emergency use by the FDA as of March 2022. While we do not foresee the authorizations having an immediate and near-term impact on the demand for COVID-19 tests, the vaccines could reduce the future demand for such tests depending on the effectiveness of the vaccines.

Components of our results of operations

Revenue

To date, we have not generated any revenue from sales of our Talis One system. We expect to generate revenue in the future from product sales of our Talis One instruments and single use cartridges. Our business model is focused on driving the adoption of the Talis One system. Customers would gain access to our instrument via a direct sales model or a reagent rental model. Under direct platform sales, our customers would directly purchase our Talis One instrument and make subsequent independent purchases of our cartridges. This would include, during our early customer engagements, a fully paid workflow license to practice the desired workflow(s) in a specific field of use. In addition, we would also offer platform support to the extent customers require further system and workflow optimization following platform implementation. When we place a system under a reagent rental agreement, we plan to install equipment in the customer’s facility without a fee and the customer agrees to purchase our cartridges at a stated price over the term of the reagent rental agreement. Some of these agreements could include minimum purchase commitments. Under a reagent rental model, we plan to retain title to the equipment and such title is transferred to the customer at the conclusion of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

We cannot predict when, or to what extent we will generate revenue from the commercialization and sale of our system. While we have obtained EUA for our Talis One COVID-19 Test System, we have not generated any revenue from the sales of such system. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply. Our contract manufacturers may not have the ability to produce quality product at scale to meet commercial demand which could delay commercialization efforts. Further, we may not succeed in maintaining regulatory approval for the Talis One COVID-19 Test System or obtaining regulatory approval for other products. Growth and predictability of recurring revenue is impacted by the timing of commercialization and expansion of our products. It is our goal and expectation that recurring revenue will grow over time, both in absolute dollars and as a percentage of our revenue.

Grant revenue

Through December 31, 2021, all of our revenue has been derived from government grants, which includes an April 2018 subaward grant from Boston University as part of the CARB-X program, a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and the NIH Contract, a contract from the NIH directly for Phase 2 of the RADx initiative.

In October 2021, we and the NIH agreed to amend the NIH Contract to extend the time to perform the remaining milestones to January 30, 2022 and reduce the potential milestone payments from $4.0 million to $2.0 million. The NIH Contract expired on January 30, 2022.

Under the NIH grant, there is the possibility of an additional $1.8 million in payments through April 2023.

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

Until future commercialization is considered probable and the future economic benefit is expected to be realized, we do not capitalize pre-launch inventory costs prior to completion of marketing authorization unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable, and future economic benefit can be asserted. We record such costs to research and development costs, or if used in marketing evaluations, record such cost to selling, general and administrative expense. A number of factors are taken into consideration, based on management’s judgment, including the current status in the regulatory approval process, potential impediments to the approval process, anticipated research and development initiatives and risk of technical feasibility, viability of commercialization and marketplace trends.

Prior to receiving an EUA and until future commercialization is considered probable, costs of property and equipment related to scaling up our manufacturing capacity for commercial launch are recorded to research and development expense when the asset does not have an alternative future use.

Research and development activities are central to our business model. We focus our research and development efforts on the Talis One COVID-19 Test System and the development of respiratory panels and tests for infections related to women's and sexual health. We expect to continue to incur significant research and development expenses in the future as we continue the research and development of our platform and assays for other infectious diseases and disease states, initiate clinical trials for future tests, further develop and refine the manufacturing processes for our platform, and continue commercialization efforts. There are numerous factors associated with the successful commercialization of any assay we may develop in the future for other diseases or disease states, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of operations

Comparison for the twelve months ended December 31, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Twelve Months Ended December 31,
(in thousands)	2021	2020	Change
Grant revenue	$8,193	$10,938	$(2,745)
Operating expenses:
Research and development	157,591	89,019	68,572
Selling, general and administrative	42,418	13,103	29,315
Total operating expenses	200,009	102,122	97,887
Loss from operations	(191,816)	(91,184)	(100,632)
Other (expense) income, net	(220)	54	(274)
Net loss and comprehensive loss	$(192,036)	$(91,130)	$(100,906)

Grant revenue

Our revenue for the twelve months ended December 31, 2021 and 2020 relates to the CARB-X and NIH grants and the RADx initiative. During the twelve months ended December 31, 2021, $7.7 million and $0.5 million of revenue was recognized related the RADx initiative and NIH grant, respectively. During the twelve months ended December 31, 2020, $9.3 million, $1.1 million and $0.6 million of revenue was recognized related the RADx initiative and NIH and CARB-X grants, respectively.

Research and development expenses

Substantially all of our research and development expenses incurred for the twelve months ended December 31, 2021 and 2020 were related to the manufacturing scale-up and development of our first potential commercial product utilizing the Talis One COVID-19 Test System.

Research and development expenses were $157.6 million for the twelve months ended December 31, 2021, compared to $89.0 million for the twelve months ended December 31, 2020. The increase of $68.6 million was primarily driven by investments in manufacturing scale up associated with developing aspects of the production line, consisting of $22.9 million for the automation of consumable manufacturing, $16.3 million of Talis One cartridge materials for the COVID-19 assay, and $15.4 million in instrument component costs. Additionally, we incurred incremental manufacturing scale up expenses of $5.4 million related to personnel and payroll related expenses, $4.8 million of depreciation, facilities and IT costs, $2.3 million in freight costs and $1.5 million in outside services and consulting expenses.

Research and development expenses of $157.6 million for the twelve months ended December 31, 2021 included $69.6 million related to manufacturing scale-up, $21.7 million in pre-launch instrument inventory, and $11.8 million in pre-launch cartridge inventory. Research and development expenses of $89.0 million for the twelve months ended December 31, 2020 included $40.9 million related to manufacturing scale-up. The instrument and cartridge inventory amounts are recorded as research and development expenses until future commercialization is considered probable.

The build-out of our automated consumable manufacturing lines, which began in the middle of 2020, has substantially concluded as of December 31, 2021. Costs associated with the remainder of the scale-up project will be substantially reduced as we shift from building our manufacturing infrastructure to validation and optimization.

Selling, general and administrative expenses

Selling, general and administrative expenses were $42.4 million for the twelve months ended December 31, 2021, compared to $13.1 million for the twelve months ended December 31, 2020. The increase of $29.3 million was primarily due to an incremental $20.1 million in personnel and payroll related expenses including salaries and wages, sales commission and stock compensation expenses to support our commercial launch, an increase of $4.5 million in facilities, insurance and IT costs and an increase of $3.8 million in outside services and consulting related to being a public company.

Liquidity and capital resources

Sources of liquidity

Through December 31, 2021, we funded our operations primarily through public equity offerings, private placements of equity securities and through government grants.

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

In July 2021, the Company made a payment of $29.6 million to one of the Company’s contract manufacturing organizations in connection with the purchase of certain instrument components. The Company’s $33.0 million letter of credit (LOC), that was entered into in 2020 and required to be held as collateral by the contract manufacturing organization, was concurrently terminated.

As of December 31, 2021, we had unrestricted cash and cash equivalents of $232.5 million. We believe our cash and cash equivalents balance as of December 31, 2021 is sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. Our objective is to preserve our current cash reserves to fund operations through the end of 2024. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch.

On March 15, 2022, we implemented a reduction in force, of approximately 25%, designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We anticipate that we will incur approximately $1.0 million of expenses during the three months ended March 31, 2022 related to the reduction in force. Going forward, we estimate annualized savings of $10.0 million in compensation expenses and $26.0 million in other expenses related to these reductions.

Future funding requirements

We do not have any commercial-scale manufacturing facilities and expect to rely on third parties to manufacture the Talis One system and related cartridges. We have entered into, and expect to enter into additional, agreements with contract manufacturers to support our manufacturing scale up. We have engaged a third-party logistics provider to manage the movement of materials between suppliers and contract manufacturers and for finished goods warehousing.

Until we can generate a sufficient amount of revenue from the commercialization of Talis One system and third party products that we sell, including the Antigen Tests, if ever, we expect to finance our future cash needs through public or private equity offerings or debt financings.

To date, our primary uses of cash have been to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We have made a prepayment to the landlord of one of our leased properties in advance of commencement. We currently have no other ongoing material financing commitments, such as other lines of credit or guarantees. We expect to incur significant research and development and commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any future collaborators. We expect to incur additional costs associated with operating as a public company. Accordingly, we may choose to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $364.9 million through December 31, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $232.5 million as of December 31, 2021, will be sufficient to fund our operations for at least 12 months after these financial statements are issued. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of the Talis One system, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

•
our ability to maintain an EUA for our Talis One COVID-19 Test System;
•
our ability to receive, and the timing of receipt of future regulatory approval for other products;
•
our ability to manufacture the Talis One COVID-19 Test System at scale to meet market demand;
•
the effectiveness and availability of the three vaccines that were authorized as of March 2022;
•
the amount of capital, and related timing of payments, required to build sufficient inventory of our Talis One system and test cartridges in advance of and during commercial launch;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for the Talis One system;
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
•
the revenue, if any, received from commercial sales of our products if approved, including additional working capital requirements if we pursue a reagent rental model for our Talis One instrument, or from commercial sales of third party products, including the Antigen Tests;
•
the costs to defend any shareholder suits or other third party litigation;
•
our ability to establish strategic collaborations; and
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

Cash flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(171,384)	$(87,024)
Net cash used in investing activities	(2,866)	(8,201)
Net cash provided by financing activities	234,429	246,754
Net increase in cash, cash equivalents and restricted cash	$60,179	$151,529

Operating activities

During the year ended December 31, 2021, net cash used in operating activities was $171.4 million, resulting from our net loss of $192.0 million partially offset by non-cash items of $11.8 million including stock-based compensation of $9.2 million as we increased headcount to support our commercialization. Our net loss was further offset by a decrease of $12.0 million in prepaid research and development driven by the substantial completion of our manufacturing scale up project as of December 31, 2021 and an increase of $2.2 million in accrued expenses and other liabilities. These cash inflows were offset by an increase in other long term assets of $5.5 million.

During the year ended December 31, 2020, net cash used in operating activities was $87.0 million, resulting from our net loss of $91.1 partially offset by non-cash items of $5.1 million. Non-cash items primarily include stock-based compensation of $3.7 million and depreciation expense of $0.8 million. The increase in prepaid research and development of $11.7 million was offset by increases in accounts payable of $3.2 million and accrued expenses and other current liabilities of $7.3 million.

Investing activities

During the years ended December 31, 2021 and 2020 we used $2.9 and $8.2 million of cash for investing activities related to purchases of property and equipment.

Financing activities

During the year ended December 31, 2021, net cash provided by financing activities was $234.4 million, primarily consisting of $232.5 million of proceeds from the issuance of common stock in our initial public offering, $1.4 million in proceeds from stock option exercises, and $0.4 million in proceeds from common stock issued pursuant to the Company’s employee stock purchase plan.

During the year ended December 31, 2020, net cash provided by financing activities was $246.8 million primarily consisting of $248.2 million of proceeds from the issuance of preferred stock offset by $1.5 million of deferred initial public offering costs.

Contractual obligations

Leases

See Note 6. Commitments and contingencies, to our audited financial statements included in Item 8 of this Annual Report for a summary of our operating lease commitments as of December 31, 2021.

In January 2021, we entered into a lease agreement with an initial term of 10.5 years for office space in Redwood City, California, with expected occupancy to commence in the third quarter of 2022.

Manufacturing production lines

In 2020, the Company began developing production lines to automate the production of its Talis One cartridges for the COVID-19 assay with the intention to scale up its manufacturing capabilities to meet demand. These commitments represent firm commitments relating to the scale-up of manufacturing capacity for Talis One cartridges, primarily attributed to investments in production lines. We expect to incur commitments, in the normal course of business, related to the scale up of production lines of $6.6 million which is expected to be incurred in the twelve month period subsequent to December 31, 2021.

Purchase commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to us and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered. We have purchase commitments of $15.8 million. Our purchase commitments are incurred in the normal course of business and made up of $12.8 million related to Talis One cartridges, $2.0 million for Talis One instruments, and $1.0 million relating to the purchase of the Antigen Tests for distribution, all of which will be incurred in the twelve month period subsequent to December 31, 2021.

Apart from the contracts with payment commitments that we have reflected above, we have entered into other contracts in the normal course of business with certain contract manufacturing organizations and other third parties for manufacturing services. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Critical accounting policies and significant judgments and estimates

This MD&A is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2 to our financial statements appearing within Item 8 of this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and development expenses

Capitalizing pre-launch inventory costs will not occur prior to obtaining an EUA or other FDA marketing authorization unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable, commercialization is considered probable and future economic benefit can be asserted. We have incurred significant costs related to the scale-up of manufacturing activities for commercialization. We record such costs as research and development expenses, or if used in marketing evaluations costs are recorded as selling, general and administrative expenses. A number of factors are taken into consideration, based on our management’s judgment, including the current status in the regulatory approval process, potential impediments to the approval process, anticipated research and development initiatives and risk of technical feasibility, viability of commercialization and marketplace trends.

All materials, equipment, and external consulting costs associated with developing aspects of the production line that do not have an alternative future use are expensed as research and development costs until regulatory approval or clearance is obtained, and commercialization is probable. Materials, equipment, and external consulting costs associated with developing aspects of the production line that are deemed to have an alternative future use are capitalized as property and equipment, assessed for impairment and depreciated over their related useful lives. These research and development costs, including expenditures for property and equipment with no alternative future use, are classified as operating cash outflows within our statements of cash flows.

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

Stock-based compensation

We measure stock-based compensation expense for stock options and restricted stock units (RSUs) granted to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. We also recognize stock-based compensation expense associated with our employee stock purchase plan (ESPP) based on the grant date fair value required under authoritative guidance. Forfeitures are recorded as they occur.

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

We estimate the fair value of stock options granted to our employees and directors on the grant date, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock option awards. These assumptions include:

•
Expected term. The expected term of options represents the period of time that options are expected to be outstanding. Our historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to lack of sufficient data. We estimate the expected term by using the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
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

Following the closing of our IPO, we determine the fair market value of our common stock based on its closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Prior to our IPO, there has been no public market for our common stock. As such, the estimated fair value of the common stock underlying our stock options was determined by our board of directors, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Prior to our IPO, given the absence of a public trading market for our common stock, the valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date.

The assumptions we used in the pre-IPO valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, our board of directors with input from management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

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

In March 2020, we offered to reprice the unexercised stock options of each employee or non-employee director with an exercise price equal to $6.38 or higher per share to the estimated fair market value of our Class A Common Stock on March 13, 2020 of $1.51 per share. The repriced options were subject to the same terms as the original granted options, except for the new exercise price. As a result of the offering, we modified the exercise price of stock options for the purchase of 407,415 shares of common stock with a weighted average exercise price of $15.55 per share, by cancelling these options and reissuing stock options with an exercise price of $1.51 per share to purchase 407,415 shares of common stock. The calculation of the incremental compensation expense is based on the excess of the fair value of the award measured immediately before and after the modification. As a result of the modification, we recognized incremental compensation expense of $0.3 million for the year ended December 31, 2020.

Leases

Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the remaining lease term. The present value of future lease payments are discounted using the interest rate implicit in lease contracts if that rate is readily determinable; otherwise we utilize our incremental borrowing rate (IBR), which reflects the fixed rate at which we could borrow on a collateralized basis over a similar term, the amount of the lease payments in a similar economic environment. After lease commencement and the establishment of a right-to-use asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term.

Recoverability of long-lived assets

We review the carrying amount of our long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or an asset group may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. For purposes of recognition of impairment for long-lived assets, we group assets and liabilities at the lowest level for which cash flows are separately identifiable.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talis Biomedical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Talis Biomedical Corporation (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Chicago, Illinois

March 15, 2022

Talis Biomedical Corporation

Balance sheets

(in thousands, except for share and par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$232,545	$138,483
Restricted cash	—	34,650
Grants receivable	183	471
Prepaid research and development expenses	—	12,014
Prepaid expenses and other current assets	3,387	3,106
Total current assets	236,115	188,724
Property and equipment, net	10,528	9,114
Operating lease right-of-use-assets	12,907	567
Other long-term assets	6,278	—
Total assets	$265,828	$198,405
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,122	$4,906
Accrued compensation	6,369	2,739
Accrued liabilities	6,383	7,693
Operating lease liabilities, current portion	1,232	693
Total current liabilities	19,106	16,031
Operating lease liabilities, long-term portion	12,745	—
Total liabilities	31,851	16,031
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value—no shares authorized as of December 31, 2021 and 229,296,908 shares authorized as of December 31, 2020; no shares issued and outstanding as of December 31, 2021 and 53,509,351 shares issued and outstanding as of December 31, 2020; no aggregate liquidation preference as of December 31, 2021 and $475,617 as of December 31, 2020	—	290,945
Stockholders’ equity (deficit):
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 and 57,324,227 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 29,863,674 and no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $3 as of December 31, 2021 and none as of December 31, 2020	3	—
Common stock, $0.0001 par value; 200,000,000 and 230,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 26,408,031 and 2,126,254 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	598,913	64,335
Accumulated deficit	(364,942)	(172,906)
Total stockholders’ equity (deficit)	233,977	(108,571)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$265,828	$198,405

See accompanying notes to the financial statements

Talis Biomedical Corporation

Statements of operations and comprehensive loss

(in thousands, except for share and per share amounts)

	Year ended December 31,
	2021	2020
Grant revenue	$8,193	$10,938
Operating expenses:
Research and development	157,591	89,019
Selling, general and administrative	42,418	13,103
Total operating expenses	200,009	102,122
Loss from operations	(191,816)	(91,184)
Other income (expense), net	(220)	54
Net loss and comprehensive loss	$(192,036)	$(91,130)
Net loss per share, basic and diluted	$(8.48)	$(42.98)
Weighted average shares used in the calculation of net loss per share, basic and diluted:	22,655,339	2,120,322

See accompanying notes to the financial statements

Talis Biomedical Corporation

Statements of convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except for share amounts)

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity (deficit)
Balance at December 31, 2019	37,871,430	$42,755	—	—	2,115,583	$—	$60,636	$(81,776)	$(21,140)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	10,671	—	16	—	16
Proceeds from second tranche of Series C-1 convertible preferred stock, net of issuance costs of $24	—	18,333	—	—	—	—	—	—	—
Proceeds from second tranche of Series D-1 convertible preferred stock, net of issuance costs of $3	—	1,884	—	—	—	—	—	—	—
Proceeds from second tranche of Series D-2 convertible preferred stock, net of issuance costs of $6	—	4,710	—	—	—	—	—	—	—
Cancellation of third tranches of Series C-1 convertible preferred stock	(9,314,766)	—	—	—	—	—	—	—	—
Cancellation of third tranches of Series D-1 convertible preferred stock	(955,666)	—	—	—	—	—	—	—	—
Cancellation of third tranches of Series D-2 convertible preferred stock	(2,387,171)	—	—	—	—	—	—	—	—
Issuance of Series E-1 convertible preferred stock, net of issuance costs of $48	2,289,899	16,943	—	—	—	—	—	—	—
Issuance of Series E-2 convertible preferred stock, net of issuance costs of $233	11,187,189	82,776	—	—	—	—	—	—	—
Issuance of Series F-1 convertible preferred stock, net of issuance costs of $3,056	4,859,897	38,496	—	—	—	—	—	—	—
Issuance of Series F-2 convertible preferred stock, net of issuance costs of $88	9,958,539	85,048	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,683	—	3,683
Net loss	—	—	—	—	—	—	—	(91,130)	(91,130)
Balance at December 31, 2020	53,509,351	$290,945	—	—	2,126,254	—	$64,335	$(172,906)	$(108,571)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	789,225	—	1,444	—	1,444
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	—	—	67,120	—	439	—	439
Issuance of Common Stock upon initial public offering, net of issuance costs of $21,349	—	—	—	—	15,870,000	2	232,546	—	232,548
Conversion of convertible preferred stock into common stock and Series 1 convertible preferred stock upon initial public offering	(53,509,351)	(290,945)	29,863,674	3	7,555,432	1	290,942	—	290,946
Stock-based compensation expense	—	—	—	—	—	—	9,207	—	9,207
Net loss	—	—	—	—	—	—	—	(192,036)	(192,036)
Balance at December 31, 2021	—	$—	29,863,674	3	26,408,031	3	$598,913	$(364,942)	$233,977

See accompanying notes to the financial statements

Talis Biomedical Corporation

Statements of cash flows

(in thousands)

	Year ended December 31,
	2021	2020
Operating activities
Net loss	$(192,036)	$(91,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,207	3,683
Depreciation and amortization	1,578	763
Non-cash lease expense	1,043	611
Changes in operating assets and liabilities:
Grants receivable	288	1,334
Prepaid expenses and other current assets	(281)	(295)
Prepaid research and development	12,014	(11,747)
Accounts payable	216	3,200
Accrued expenses and other liabilities	2,202	7,262
Lease liabilities	(104)	(796)
Other long term assets	(5,511)	91
Net cash used in operating activities	$(171,384)	$(87,024)
Investing activities
Purchase of property and equipment	(2,866)	(8,201)
Net cash used in investing activities	$(2,866)	$(8,201)
Financing activities
Proceeds from stock option exercises	1,444	16
Proceeds from stock issuances pursuant to employee stock purchase plan	439	—
Proceeds from initial public offering, net of issuance costs	232,546	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	248,189
Payment of deferred initial public offering costs	—	(1,451)
Net cash provided by financing activities	$234,429	$246,754
Net increase in cash, cash equivalents and restricted cash	60,179	151,529
Cash, cash equivalents and restricted cash at beginning of year	173,133	21,604
Cash, cash equivalents and restricted cash at end of year	$233,312	$173,133

Supplemental disclosure of noncash activities
Property and equipment purchases included in accounts payable and accrued expenses	$127	$140
Right-of-use assets obtained in exchange for operating lease liabilities	$13,499	$743
Remeasurement of operating lease right-of-use asset for lease modification	$342	$417
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$928

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	December 31,
	2021	2020
Cash and cash equivalents	$232,545	$138,483
Restricted cash - other long term assets	767	—
Restricted cash	—	34,650
Total cash, cash equivalents and restricted cash	$233,312	$173,133

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

Initial Public Offering

In February 2021, the Company completed an initial public offering (IPO) in which the Company issued and sold 13,800,000 shares of common stock at a public offering price of $16.00 per share, with an additional 2,070,000 shares sold pursuant to the underwriter’s full exercise of their option to purchase additional shares. The aggregate proceeds received by the Company from the IPO was $232.5 million after deducting underwriting discounts, commissions and offering expenses of approximately $21.3 million. Upon the closing of the IPO, affiliated preferred shares with a carrying value of $225.3 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining outstanding convertible preferred shares were converted into 7,555,432 shares of common stock. Preferred stock outstanding prior to the IPO is referred to as historical convertible preferred stock within.

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including net loss of $192.0 million for the year ended December 31, 2021. As of December 31, 2021, the Company had unrestricted cash and cash equivalents of $232.5 million and $0.8 million of restricted cash.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities, including the scale up and commercialization of the Talis One system. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its products. The Company expects its existing unrestricted cash and cash equivalents as of December 31, 2021 will be sufficient to fund its operations through at least one year from the date these financial statements are issued. The Company expects to finance its future operations with its existing unrestricted and restricted cash and cash equivalents and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, grant agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions, including knowledge about current events and expectations about actions the Company may take in the future, that the Company believes are reasonable under the circumstances. Significant estimates include, but are not limited to, recoverability of long-lived assets, accrued research and development costs, stock-based compensation expense, the measurement of right-of-use assets and lease liabilities, uncertain tax positions, and the fair value of common stock and convertible preferred stock prior to the Company’s IPO. Actual results could vary from the amounts derived from management’s estimates and assumptions.

Reclassifications

The accompanying balance sheets as of December 31, 2020 reflects the Company's reclassification of unbilled grants receivables to grants receivables, to conform to the presentation of the current period.

Fair value measurements

The Company's financial assets carried at fair value consist of cash equivalents held in money market accounts that are valued using quoted prices in active markets for identical instruments. Due to their short-term nature, the carrying values for cash, grants receivable and accounts payable approximate fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

Cash and cash equivalents

The Company considers cash equivalents to be highly liquid investments with an original maturity at purchase of three months or less. These cash equivalents include holdings in money market funds that are invested in United States (U.S) Treasury obligations which are stated at fair value. Prior to April 1, 2021, the Company did not have any cash equivalents.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and grant receivables. The Company’s cash is deposited in accounts at large financial institutions and its cash equivalents are primarily held in prime and U.S. government money market funds. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held and government grant funded nature of the Company’s grant receivables.

The Company is subject to risks common to companies in the diagnostics industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, and protection of intellectual property rights.

The extent to which the COVID-19 pandemic will further directly or indirectly impact its business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s business, financial condition, results of operations and prospects may be adversely affected.

The Company is dependent on key suppliers for certain manufacturing and research and development activities. An interruption in the supply of these materials could temporarily impact the Company’s ability to commercialize, manufacture inventory and perform research and development, testing and clinical trials related to its products. The Company is also dependent on its manufacturing partners and third party logistic partner that are critical to its ability to supply product to its end customers.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recorded using the straight-line method based on the estimated useful lives of the depreciable property or, for leasehold improvements, the remaining term of the lease, whichever is shorter. The useful lives of the assets are as follows:

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

Impairment of long-lived assets

A long-lived asset may be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset or asset group's carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. The Company reviews the carrying amount of its long-lived assets, including property and equipment, for impairment whenever events indicate that the carrying amount of the assets may not be fully recoverable. There was no impairment recorded for the years ended December 31, 2021 and 2020.

Leases

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASC 842), using the modified retrospective transition method. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. The Topic requires a lessee to determine if an arrangement is a lease or contains a lease at contract inception, to recognize right-of-use ("ROU") assets and lease liabilities arising from operating and financing leases with terms longer than 12 months on the balance sheets and to disclose key information about leasing arrangements. Lease expense is recognized on a straight-line basis over the lease term.

For the Company's operating leases, the Company accounts for the lease and non-lease components as a single lease component, the lease liability is initially measured at the present value of the unpaid lease payments at lease commencement date. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The operating lease right-of-use asset includes any lease payments to be made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

The Company enters into certain manufacturing and supply arrangements with third-party suppliers that may contain embedded leases for the manufacturing of Talis One cartridges, which require highly specialized production lines. If it is determined that the Company controls the underlying assets during construction, the Company may be deemed to be the “owner” for accounting purposes during the construction period and may be required to capitalize the project costs on its balance sheet. As the Company has funded all of the construction costs, the recognition of a financing liability for amounts funded by the third-party supplier is not necessary.

Research and development costs

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

The Company does not capitalize pre-launch inventory costs until future commercialization is considered probable and the future economic benefit is expected to be realized. Capitalizing pre-launch inventory costs will not occur prior to obtaining an EUA or other FDA marketing authorization, commercialization is considered probable and future economic benefit can be asserted. The Company records such costs as research and development expenses, or if used in marketing evaluations records such costs as selling, general and administrative expenses. All materials, equipment, and external consulting costs associated with developing aspects of the production line that do not have an alternative future use are expensed as research and development costs until regulatory approval or clearance is obtained and commercialization is probable. Materials, equipment, and external consulting costs associated with developing aspects of the production line that are deemed to have an alternative future use are capitalized as property and equipment, assessed for impairment and depreciated over their related useful lives.

In 2021, the Company substantially completed work on production lines to automate the production of its Talis One cartridges for the COVID-19 assay. The Company has incurred approximately $110.5 million to date as part of the Company’s effort to scale-up its manufacturing capacity including costs incurred for high capacity production equipment, of which $69.6 million has been incurred in the twelve months ended December 31, 2021. Approximately $96.5 million of production equipment acquired is highly specialized for the manufacturing of the Company’s Talis One cartridges and was determined not to have an alternative future use. During the years ended December 31, 2021 and 2020, the Company charged $11.8 million and $0 of pre-launch inventory relating to cartridges and $21.7 million and $7.7 million of pre-launch inventory relating to instrument components to research and development expense, respectively.

The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances at that time through discussions internally and with service providers to confirm the accuracy of progress and stage of completion. The Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed requires significant judgment and actual results may vary.

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

Preferred stock

The Company records historical convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company has classified historical convertible preferred stock, which is redeemable, as temporary equity in the accompanying balance sheet at December 31, 2020 due to terms that allow for redemption of the shares in cash upon certain change in control events that are outside of the Company’s control, including the sale or transfer of the Company by holders of the historical convertible preferred stock which could trigger redemption of the shares.

The carrying values of the historical convertible preferred stock are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur. The Company did not accrete the value of the historical convertible preferred stock to the redemption values since a future change in control event was not considered probable as of December 31, 2020.

The Company also evaluates the features of its historical convertible preferred stock to determine if the features require bifurcation from the underlying shares by evaluating whether they are clearly and closely related to the underlying shares and if they do, or do not, meet the definition of a derivative.

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

As part of the Company's IPO, certain shares of the Company's historical convertible preferred stock converted into shares of the Company's Series 1 convertible preferred stock. The Company records the Series 1 convertible preferred stock at par value on the date of conversion. The Company has classified its Series 1 convertible preferred stock as permanent equity within the accompanying balance sheet at December 31, 2021 due to the immaterial liquidation value of the shares.

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

On March 11, 2021, the President signed the American Rescue Plan Act of 2021 (ARPA) into law. ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (CARES Act), through December 31, 2021. The enactment of ARPA did not have a material impact on our financial statements.

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s financial statements as of December 31, 2021; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

Stock-based compensation

The Company maintains an equity incentive plan as a long-term incentive for employees, consultants, and directors. The Company accounts for all stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The measurement date for stock awards, including stock options and restricted stock units (RSUs) is the date of grant. From time to time, the Company may grant stock options to employees, including executive officers, and consultants that vest upon the satisfaction of both service-based and performance-based vesting conditions. The Company recognizes stock-based compensation over the requisite service period using the accelerated attribution method for awards with a performance condition if the performance condition is deemed probable of being met. Stock-based compensation is classified in the accompanying statements of operations and comprehensive loss based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes options-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. The fair value of each restricted stock unit is determined based on the number of shares granted and the value of the Company’s common stock on the date of grant.

The fair value of the Company’s common stock prior to the Company’s IPO was determined by the Board with the assistance of management. The fair value of common stock was determined using valuation methodologies which utilize certain assumptions including probability weighting of events, volatility, time to an exit event, a risk-free interest rate and an assumption for a discount for lack of marketability. In determining the fair value of common stock, the methodologies used to estimate the enterprise value of the Company were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Net loss per share attributable to common stockholders

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of potential dilutive securities. The Series 1 convertible preferred stock are participating securities but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic earnings per share. Stock options, unvested RSUs, convertible preferred stock, and shares estimated to be purchased under the Company’s employee stock purchase plan (ESPP) are considered potentially dilutive common stock. The Company computes diluted net loss per share after giving consideration to all potentially dilutive common stock outstanding during the period, determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive.

For the years ended December 31, 2021 and 2020, the Company reported a net loss. The potentially dilutive common stock would have been anti-dilutive and therefore basic and diluted loss per share attributable to common stockholders were the same.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any other comprehensive income or loss for either period presented, and therefore comprehensive loss was the same as the Company’s net loss.

Deferred initial public offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are capitalized and were offset against proceeds within stockholders’ equity (deficit) in February 2021. As of December 31, 2020, there were $2.4 million of deferred IPO offering costs within prepaid and other current assets on the balance sheet.

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-06 (ASU 2020-06) Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 removes certain bifurcation models for convertible debt instruments and convertible preferred stock. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. In addition, the amendments expand disclosure requirements for convertible instruments and simplify areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance is to be applied using either a full retrospective or modified retrospective method. The Company early adopted ASU 2020-06 on January 1, 2021 under the modified retrospective approach, with no impact on its financial position, results of operations or cash flows.

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

3. Fair value measurements

The follow table summarizes the Company's financial assets carried at fair value and measured on a recurring basis as of December 31, 2021:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$205,071	$—	$—	$205,071
Total assets measured at fair value	$205,071	$—	$—	$205,071

There were no assets or liabilities measured at fair value as of December 31, 2020.

4. Balance sheet components

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	$8,077	$3,874
Office and computer equipment	507	456
Furniture and fixtures	407	392
Leasehold improvements	814	814
Total	9,805	5,536
Less accumulated depreciation	(3,992)	(2,998)
Total	5,813	2,538
Construction in progress	4,715	6,576
Property and equipment, net	$10,528	$9,114

Depreciation expense for the years ended December 31, 2021 and 2020 was $1.6 million and $0.8 million, respectively. All of the Company’s property and equipment is located in the U.S. and Germany, with $2.2 million of lab equipment being located in Germany.

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

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development costs	$5,303	$6,360
Other liabilities	1,080	1,333
	$6,383	$7,693

5. Grants revenue and receivable

CARB-X grant

In April 2018, the Company entered into a subaward agreement with the Trustees of Boston University as part of the Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) grant to support the development of a rapid Clinical Laboratory Improvement Amendments-waived molecular diagnostic test to detect chlamydia and gonorrhea directly from a patient sample in 20 minutes or less and develop a similarly rapid phenotypic antibiotic susceptibility test for gonorrhea. The subaward agreement consisted of $4.4 million of initial funding through September 30, 2019. During 2020, the subaward agreement was extended through September 2020 and the initial funding was increased by $1.2 million in order to expand development efforts. In October 2021, the Company chose not to pursue additional option periods under the Biomedical Advanced Research and Development Authority’s CARB-X program. Therefore, there is no additional funding available under this grant.

During the year ended December 31, 2021 the Company did not recognize revenue related to the CARB-X grant. During the year ended December 31, 2020, the Company recognized $0.6 million of revenue related to the CARB-X grant.

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. The structure of the agreement consisted of a $1.3 million initial funding term through April 2019 with the possibility of an additional $4.4 million of funding through April 2023, subject to the availability of funds and satisfactory progress of the project. In April 2020, the Company exercised its second one-year option under the grant, extending the term through April 2021. In April 2021, the Company exercised its third one-year option under the grant, extending the term through April 2022. As of December 31, 2021, there is $1.8 million in additional funding available under the grant through April 2023.

During the years ended December, 31 2021 and 2020, the Company recognized $0.5 million and $1.1 million of revenue related to this grant, respectively.

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

The terms and milestone conditions of the first two stages, for consideration of up to $10.1 million, was agreed to in July 2020 while the milestone conditions and terms of the final three stages, for consideration of up to $15.3 million, was agreed to in December 2020. During the year ended December 31, 2020, the Company recognized $8.9 million related to the first stage of Phase 2 of the RADx initiative.

In July 2021, the Company and the NIH agreed to an amended contract for the completion of the RADx initiative. The amendment extended the term of the contract to October 31, 2021 and decreased the potential milestone payment from $8.0 million to $4.0 million. In October 2021, the Company and the NIH agreed to a further amended contract for the completion of the RADx initiative, extending the term of the contract to January 30, 2022 and further decreased the potential milestone payment from $4.0 million to $2.0 million. The contract expired on January 30, 2022.

During the year ended December 31, 2021 the Company recognized $7.7 million related to the second stage of Phase 2 of the RADx initiative.

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

In January 2021, the Company entered a new operating lease for laboratory and office space in Redwood City, CA. As of December 31, 2021, the Company did not have access to the space, concluded that the leasehold improvements were lessor owned and determined that the lease had not yet commenced for accounting purposes. The lease will continue for an initial term of 10.5 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the new lease is approximately $2.6 million annually with fixed escalations of 3.0% per annum. The Company has included $1.0 million of security deposit to secure the lease within other long-term assets on the balance sheet. In the fourth quarter of 2021, the Company made a $4.5 million payment to the landlord for lease payments which is classified within other long-term assets on the balance sheet.

In December 2015, the Company entered a lease agreement in Menlo Park, California for laboratory and office space. The lease agreement commenced on May 1, 2016 and had an expiration date of April 30, 2021. In June 2020, the Company extended the term of this operating lease for six months, extending the lease end date to October 31, 2021. In April 2021, the Company further extended the term of this operating lease for an additional two months, extending the lease end date to December 31, 2021, with an option to extend the term for one additional month to January 2022.. In September 2021, the Company further extended the term of this operating lease for an additional two months, extending the lease end date to March 31, 2022.

The Company has an operating lease agreement for equipment for which the related expense is immaterial.

The components of the lease costs and supplemental cash flow information relating to the Company’s leases for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
Lease Costs	2021	2020
Operating lease costs	$1,984	$626
Variable lease costs	110	22
Total operating lease costs	$2,094	$648
Cash flows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,050	$811

Weighted-average remaining lease terms and discount rates as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term	10.2 years	0.9 years
Weighted-average discount rate	5.2%	1.2%

The undiscounted future lease payments for operating leases as of December 31, 2021 were as follows (in thousands):

Year ending December 31,	Operating Leases
2022	$1,265
2023	1,644
2024	1,684
2025	1,725
2026	1,766
2027 and thereafter	10,335
Total future minimum lease payments	$18,419
Less: imputed interest	(4,442)
Present value of operating lease liabilities	13,977
Less: current portion of lease liabilities	(1,232)
Noncurrent portion of lease liabilities	$12,745

Standby letter of credit

In July 2021, the Company made a payment of $29.6 million to one of the Company’s contract manufacturing organizations in connection with the purchase of certain instrument components. The Company’s $33.0 million letter of credit (LOC), that was required to be held as collateral by the contract manufacturing organization and was issued in August 2020, was concurrently terminated.

In conjunction with the Chicago laboratory lease entered into in January 2021, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the balance sheet as of December 31, 2021, because it is unavailable for a period longer than one year from the balance sheet date. The LOC had not been drawn upon through December 31, 2021.

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

Contingencies

The Company is party to certain legal matters arising in the ordinary course of its business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company currently does not believe that the ultimate outcome of any of the matters is probable or reasonably estimable, or that these matters will have a material adverse effect on its business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on the Company because of litigation and settlement costs, diversion of management resources and other factors. Legal costs are expensed as incurred.

Unconditional purchase obligations

In the normal course of business, the Company enters into various firm purchase commitments. As of December 31, 2021, these commitments are approximately $15.8 million, all of which is expected to be incurred in 2022.

7. Convertible preferred stock and stockholders’ equity (deficit)

Convertible preferred stock

The Equity Transactions

Between November 2019 and December 2019, the Company entered into a series of transactions with its existing preferred stockholders and new investors, to (i) raise new capital in a sale of three new series of convertible preferred stock including Series C-1 Preferred, Series D-1 Preferred and Series D-2 Preferred, and (ii) condense its capital structure (Equity Transactions). All existing convertible preferred stockholders were given the opportunity to participate in the new capital raise but were subject to dilution for a lack of participation.

The cash proceeds associated with the sale of the Series C-1 Preferred, Series D-1 Preferred and Series D-2 Preferred was to be received by the Company over three tranches of payments. During the second quarter of 2020, the Company received the Second Tranche Payment at a cash payment per share due and payable upon the Second Tranche Payment of $0.81 per share, resulting in net proceeds of $24.9 million, net of issuance costs of less than $0.1 million.

In June 2020, the Company amended the Series C-1 and Series D-1 Stock Purchase Agreement (SPA) to revise the date by which the third tranche milestone must be met from October 1, 2020 to June 30, 2020, and as a result, the third tranche milestone was not met. Pursuant to the amendment, due to the third tranche milestone not being met, purchasers were not required to fund the Third Tranche Payment and as a result, 9,314,766 shares, 955,666 shares, and 2,387,171 shares of Series C-1 Preferred, Series D-1 Preferred and Series D-2 Preferred, respectively, were cancelled and transferred back to the Company for no consideration, as no consideration had previously been received for such shares.

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

Convertible preferred stock

The Company had an aggregate 53,509,351 shares of historical convertible preferred stock issued and outstanding as of December 31, 2020. Upon the closing of the IPO, 42,705,056 affiliated convertible preferred stock with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining 10,804,295 outstanding historical convertible preferred stock were converted into 7,555,432 shares of common stock. As of December 31, 2021, there were no shares of Series 2 non-voting convertible preferred stock outstanding.

The Company’s convertible preferred stock consisted of the following (in thousands, except share amounts):

December 31, 2020	Preferred authorized	Preferred shares issued and outstanding	Carrying value	Liquidation preference	Common shares issuable upon conversion
Series C-1 convertible preferred stock	13,404,197	13,404,197	39,756	$105,041	9,373,556
Series C-2 convertible preferred stock	13,404,197	—	—	—	—
Series D-1 convertible preferred stock	11,809,630	1,437,178	3,561	5,631	1,005,013
Series D-2 convertible preferred stock	11,809,630	10,372,452	24,365	40,641	7,253,461
Series E-1 convertible preferred stock	13,477,088	2,289,899	16,943	24,319	1,601,316
Series E-2 convertible preferred stock	13,477,088	11,187,189	82,766	118,808	7,823,208
Series F-1 convertible preferred stock	18,633,312	4,859,897	38,496	59,420	3,398,514
Series F-2 convertible preferred stock	18,633,312	9,958,539	85,058	121,757	6,964,012
Series 1 convertible preferred stock	57,324,227	—	—	—	—
Series 2 non-voting convertible preferred stock	57,324,227	—	—	—	—
	229,296,908	53,509,351	$290,945	$475,617	37,419,080

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock authorized and outstanding as of December 31, 2021 and the convertible preferred stock authorized and outstanding as of December 31, 2020 have various rights, privileges and features. The Company determined that none of the features required bifurcation from the underlying shares, either because they are clearly and closely related to the underlying shares or because they do not meet the definition of a derivative. The rights, preferences, and privileges of the Company’s Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock as of December 31, 2021 and the Company's convertible preferred stock as of December 31, 2020 are as follows:

Voting

As of December 31, 2021, the holders of our Series 1 convertible preferred stock are entitled to one vote per share. Holders of shares of our common stock and Series 1 convertible preferred stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, subject to the limitations described above. The Series 1 convertible preferred stock does not have cumulative voting rights. Holders of our Series 2 non-voting convertible preferred stock have no voting rights except as required by law or as set forth in our amended and restated certificate of incorporation.

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

Conversion

As of December 31, 2021, the Series 1 convertible preferred stock is convertible, at the election of the holder, into Series 2 non-voting convertible preferred stock on a one-for-one basis at any time following the third anniversary of the closing of the IPO. Shares of Series 1 convertible preferred stock automatically convert to common stock on a one-for-one basis at any time at the discretion of the holder, or upon any sale or transfer of such shares of Series 1 convertible preferred stock.

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

As of December 31, 2020, each share of the Company’s historical convertible preferred stock shall be convertible, at the option of the holder, into the number of common shares determined by dividing their original issuance by the conversion price then in effect for each series (Conversion Rate). Upon any increase or decrease in the conversion price for any series of convertible preferred stock, the Conversion Rates are appropriately increased or decreased. As of December 31, 2020, the conversion price was $7.84 per share for Series C-1 Preferred and Series C-2 Preferred, $3.92 per share for Series D-1 Preferred and Series D-2 Preferred, $10.62 per share for Series E-1 Preferred and Series E-2 Preferred and $12.23 per shares for Series F-1 Preferred and Series F-2 Preferred.

Each share of the Company’s historical convertible preferred stock shall be automatically converted into fully-paid, non-assessable shares of common stock, in the sole and absolute discretion of such holder, as of December 31, 2020 at the then effective Conversion Rate of each such share (i) immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (Securities Act), covering the offer and sale of the common stock, provided that the offering price per share is not less than $7.82, as adjusted for recapitalizations as defined in the Series C-1 and D-1 SPA, the aggregate gross proceeds to the Company are not less than $50.0 million, and the shares of common stock are listed for trading on the New York Stock Exchange or Nasdaq, or (ii) upon the receipt by the Company of a written request for such conversion from the holders of a majority of the Company’s historical convertible preferred stock then outstanding (voting as a single class and on an as-converted basis), or, if later, the effective date for conversion specified in such requests.

In the event of automatic conversion of the Company’s historical convertible preferred stock, each holder of convertible preferred who, together with its affiliates, hold in excess of 9.99% of the number of shares of common stock outstanding immediately following such automatic conversion, shall have the option to convert any shares of the convertible preferred into either common stock or Series 1 convertible preferred stock, in the discretion of the holder.

Subject to minimum outstanding share requirements and in addition to any other vote or consent required herein or by law, the vote or written consent of the holders of a majority of the outstanding convertible preferred shares and historical convertible preferred stock shall be necessary for approving certain actions, primarily those that may adversely impact the voting or other powers, preferences, or other special rights, privileges or restrictions of the Company’s convertible preferred stock.

Dividends

As of December 31, 2021, the Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock have the right to receive dividends first or simultaneously with payment of dividends on common stock. As of December 31, 2021 no such dividends had been declared or accrued.

As of December 31, 2020, the Series C-1 Preferred, Series D-1 Preferred, Series D-2 Preferred, Series E-1 Preferred, Series E-2 Preferred, Series F-1 Preferred, and Series F-2 Preferred outstanding as of December 31, 2020 do not have rights to receive dividends nor participate in the Company’s earnings distribution. However, any such dividend or distribution is subject to the prior approval of these preferred stockholders. As of December 31, and 2020 no such dividends had been declared or accrued.

Liquidation preference

As of December 31, 2021, in the event of any liquidation or dissolution of the Company, holders of the Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock are entitled to receive $0.0001 per share prior to the payment of any amount to any holders of our capital stock ranking junior to the Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock and thereafter shall participate on an as-if-converted-to-common-stock basis.

As of December 31, 2020, in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series C-1 Preferred, Series C-2 Preferred, Series D-1 Preferred, Series D-2 Preferred, Series E-1 Preferred, Series E-2 Preferred, Series F-1 Preferred and Series F-2 Preferred at December 31, 2020 shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock by reason of their ownership of such stock, the greater of (i) an amount per share of $5.48 per share of Series C-1 Preferred and Series C-2 Preferred, $2.74 per share of Series D-1 Preferred and Series D-2 Preferred, $7.42 per share of Series E-1 Preferred and Series E-2 Preferred and $8.55 per share of Series F-1 Preferred and Series F-2 Preferred plus any declared but unpaid dividends as of December 31, 2020 or (ii) such amount per share as would have been payable had all shares of such series of Series C-1 Preferred, Series C-2 Preferred, Series D-1 Preferred, Series D-2 Preferred, Series E-1 Preferred, Series E-2 Preferred, Series F-1 Preferred and Series F-2 Preferred had been converted into common stock immediately prior to such liquidation, dissolution or winding up of the Company. If upon the liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution to the holders of the Series C-1 Preferred, Series C-2 Preferred, Series D-1 Preferred, Series D-2 Preferred, Series E-1 Preferred , Series E-2 Preferred, Series F-1 Preferred and Series F-2 Preferred are insufficient to permit the payment to such holders of the full amounts, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series C-1 Preferred, Series C-2 Preferred, Series D-1 Preferred, Series D-2 Preferred, Series E-1 Preferred, Series E-2 Preferred, Series F-1 Preferred and Series F-2 Preferred in proportion to the full amounts they would otherwise be entitled to receive.

Unless stockholders representing a majority of the then-outstanding Voting Preferred Stock, voting together as a single class, elect otherwise, a liquidation event is defined in the Company’s amended and restated certificate of incorporation to include (i) any liquidation, dissolution, or winding up of the Company, (ii) the merger or consolidation of the Company in which the holders of capital stock of the Company outstanding immediately prior to such merger or consolidation do not continue to represent immediately following such merger or consolidation at least 50%, by voting power, of the outstanding capital stock of the resulting or surviving entity or (iii) a sale, lease, transfer or other disposition of all or substantially all of the Company’s assets. The Company classifies its historical convertible preferred stock outside of stockholders’ deficit because the shares contain liquidation features that are not solely within the Company’s control.

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

Redemption rights

As of December 31, 2021 no shares of Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock are unilaterally redeemable by either the stockholders or the Company; however, the Company’s amended and restated certificate of incorporation provides that upon any liquidation event such shares shall be entitled to receive the applicable liquidation preference.

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

Common Stock

The Company’s February 2021 amended and restated certificate of incorporation authorized the issuance of up 200,000,000 shares of common stock, each having a par value of $0.0001 and entitled to one vote per share. No dividends have been declared or paid during the years ended December 31, 2021 or 2020.

The Company has reserved the following shares of common stock for future issuances:

	December 31,
	2021	2020
Shares reserved for conversion of outstanding Series C-1 Preferred Stock	—	9,373,556
Shares reserved for conversion of outstanding Series D-1 Preferred Stock	—	1,005,013
Shares reserved for conversion of outstanding Series D-2 Preferred Stock	—	7,253,461
Shares reserved for conversion of outstanding Series E-1 Preferred Stock	—	1,601,316
Shares reserved for conversion of outstanding Series E-2 Preferred Stock	—	7,823,208
Shares reserved for conversion of outstanding Series F-1 Preferred Stock	—	3,398,514
Shares reserved for conversion of outstanding Series F-2 Preferred Stock	—	6,964,012
Shares reserved for conversion of outstanding Series 1 convertible Preferred Stock	29,863,674	—
Shares reserved for options to purchase common stock under the 2013 Equity Incentive Plan	5,939,604	7,737,095
Shares reserved for options to purchase common stock under the 2021 Equity Incentive Plan	2,650,807	—
Shares reserved for issuance under the 2021 Equity Incentive Plan	3,842,773	—
Shares reserved for settlement of restricted stock units under the 2021 Equity Incentive Plan	407,720	—
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	482,880	1,928,256
Total	43,187,458	47,084,431

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

As of December 31, 2021, there were 67,120 shares issued under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense of $0.4 million related to the ESPP has been recorded for the year ended December 31, 2021.

Stock option activity

A summary of option activity during the year ended December 31, 2021 is as follows:

	Number of Units Outstanding	Weighted Average Exercise Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	7,737,095	$4.22	9.3	$16,374
Granted	3,953,160	$7.31
Exercised	(789,225)	$1.83
Forfeited	(2,243,260)	$5.70
Expired	(67,359)	$5.18
Outstanding at December 31, 2021	8,590,411	$5.48	8.8	$6,196
Exercisable at December 31, 2021	2,538,244	$4.78	8.6	$2,634
Nonvested at December 31, 2021	6,052,167	$5.77	9.0	$3,590

As of December 31, 2021, the total unrecognized stock-based compensation related to stock options, excluding the stock option granted to the Company’s former Chief Executive Officer (CEO) with the performance condition (discussed further below), was $20.8 million, which is expected be recognized over a weighted-average period of approximately 3 years.

On August 30, 2021, the Company entered into a separation and consulting agreement with the Company’s former CEO. As a result of the agreement, the Company determined that 271,347 options belonging to the former CEO were modified. During the twelve months ended December 31, 2021, the incremental expense recorded for this modification was $0.5 million.

During 2020, the former CEO of the Company received stock options for the purchase of 241,958 shares of common stock that vest upon the first sale by the Company of a regulatory authorized product. As of December 31, 2021, there was $1.8 million of unrecognized compensation expense related to these stock options as the achievement of the performance condition was not deemed probable.

In March 2020, the Company offered to reprice the unexercised stock options of each employee or non-employee director with an exercise price of $6.38 or higher per share to the estimated fair market value of the Company’s common stock of $1.51. The repriced options were subject to the same terms as the original granted options, except for the new exercise price. The Company modified the exercise price of stock options for the purchase of 407,415 shares of common stock with a weighted average exercise price of $15.55 per share, by cancelling these options and reissuing stock options with exercise price of $1.51 per share to purchase 407,415 shares of common stock. The calculation of the incremental compensation expense is based on the excess of the fair value of the award measured immediately before and after the modification. As a result of the modification, the Company recognized an incremental compensation expense of $0.3 million for the twelve months ended December 31, 2020.

The weighted-average assumptions that the Company used in Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows:

	Year ended December 31,
	2021	2020
Expected term (in years)	5.8	6.3
Expected Volatility	73.1%	80.0%
Risk-free interest rate	1.1%	1.7%
Expected Dividend yield	—%	—%

The weighted-average grant date fair value per share was $4.51 and $2.80 for options granted during the years ended December 31, 2021 and 2020, respectively.

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

Restricted stock units

A summary of RSU activity during the year ended December 31, 2021 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	1,043,720	$4.97
Vested	—	$—
Forfeited	(636,000)	$4.49
Outstanding at December 31, 2021	407,720	$5.72

As of December 31, 2021, the total unrecognized stock-based compensation related to RSUs was $2.2 million, which is expected to be recognized over a weighted average period of approximately 4.0 years.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2021	2020
Research and development	$2,388	$1,480
Selling, general and administrative	6,819	2,203
Total stock-based compensation	$9,207	$3,683

9. Related-party transactions

Research and development consulting services agreement

The Company has a service agreement with a major stockholder, director and member of its Scientific Advisory Board, under which, the individual is compensated for providing the Company with research and development consulting services. Under the agreement, the Company has made payments of $0.1 million and $0.1 million for services rendered for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company granted stock options with a grant date fair value of $0.3 million pursuant to the consulting agreement. The Company had immaterial unpaid balances related to the service agreement at December 31, 2021 and 2020.

Financing Activity

During the year ended December 31, 2020, the Company received proceeds of $180.3 million from the issuance of Series C-1 Preferred, Series D-2 Preferred, Series E-1 Preferred, Series E-2 Preferred, Series F-1 Preferred and Series F-2 Preferred to stockholders who are considered to be related parties (see Note 7).

10. Income taxes

The Company had no income tax expense for the year ended December 31, 2021 and 2020, due to its history of operating losses. During the years ended December 31, 2021 and 2020 the Company recorded a net loss of $192.0 million and $91.1 million, respectively.

The effective tax rate for the years ended December 31, 2021 and 2020 is different from the federal statutory rate primarily due to the tax benefit of the Company’s net loss and comprehensive loss not being more likely than not to be realized. The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	December 31,
Effective income tax rate:	2021	2020
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	7.7	7.7
Research and development tax credits	0.8	1.5
Permanent differences	(0.2)	(0.8)
Change in valuation allowance	(29.3)	(29.4)
Total provision for income taxes	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Federal and state operating loss carryforwards	$60,966	$31,700
Research and development tax credits	6,655	4,444
Lease liabilities	4,221	208
Manufacturing line and production equipment	29,153	12,201
Inventory related costs	11,076	1,890
Compensation related items	2,877	—
Other accruals	141	1,070
Total gross deferred tax asset	115,089	51,513
Valuation allowance	(111,024)	(51,291)
Net deferred tax asset	4,065	222
Deferred tax liabilities:
Property and equipment	(167)	(53)
Operating lease right-of-use asset	(3,898)	(169)
Total deferred tax liabilities	(4,065)	(222)
Net deferred tax asset	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income. Because of the Company's history of operating losses, the Company believes that the realization of its deferred tax assets is not more likely than not to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $59.7 million and $28.7 million for the years ended December 31, 2021 and 2020, respectively, primarily due to the increase in the Company's net loss and comprehensive loss.

NOLs and tax credit carryforwards as of December 31, 2021 are as follows (in thousands):

	Amount	Expiration Years
NOLs, federal (post December 31, 2017)	$181,135	Do not expire
NOLs, federal (pre January 1, 2018)	30,901	2033 - 2037
NOLs, state	188,733	2033 to 2041
Research and development tax credits, federal	7,652	2035 to 2041
Research and development tax credits, state	6,247	Do not expire

Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 as amended (Section 382) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. Until a study is completed and any limitation is known.

Uncertain tax positions

A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020
Unrecognized tax benefits at the beginning of the period	$4,841	$2,395
Additions for current tax positions	2,403	2,446
Changes for previous tax positions	—	—
Unrecognized tax benefits at the end of the period	$7,244	$4,841

During the years ended December 31, 2021 and 2020, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company files income tax returns in the U.S. federal and various tax jurisdictions. The federal and state income tax returns from inception through December 31, 2021 remain subject to examination by federal and state authorities, where applicable. There are currently no pending income tax examinations.

11. Net loss per share

Net loss per share

The basic and diluted loss per share are computed as follows (in thousands, except for share and per share data):

	December 31,
	2021	2020
Numerator:
Net loss - basic and diluted	$(192,036)	$(91,130)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	22,655,339	2,120,322
Net loss per share - basic and diluted	$(8.48)	$(42.98)

The Company was in a loss position for all periods presented, therefore basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The Company’s Series 1 convertible preferred stock are participating securities but, because they do not have the obligation to share in the loss of the Company, they are excluded from the calculation of basic net loss per share.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2021	2020
Historical convertible preferred stock	—	37,419,127
Series 1 convertible preferred stock	29,863,674	—
Options to purchase common stock	8,590,411	7,737,095
Shares estimated to be purchased under 2021 ESPP	196,558	—
Unvested RSUs	407,720	—
Total	39,058,363	45,156,222

12. Employee benefit plans

The Company has a qualified deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (401(k) Plan). Under the 401(k) Plan, employees may elect to defer a percentage of their salary, subject to Internal Revenue Service limits. The 401(k) Plan follows the Safe Harbor Deferral provisions, met with a Company Basic Matching Provision in which we provide an automatic matching contribution as follows: one-for-one with respect to the first 3% of an employee’s contributions, and 50 cents on the dollar for the next 2% of the employee’s contributions, up to a maximum company match of 4%. The matching contribution under this provision totaled $1.1 million and $0.5 million for the years ended December 31, 2021 and 2020.

The Company, at its sole discretion, may make discretionary profit-sharing contributions to the accounts of qualifying participants. There were no discretionary contributions to the 401(k) Plan for the years ended December 31, 2021 or 2020.

13. Subsequent events

In January 2022, in conjunction with the Company’s Redwood City, CA operating lease, the Company entered into a standby LOC in the amount of $1.0 million to secure the lease through its expiration. The Company is required to maintain a cash balance of $1.0 million as collateral for the LOC, which will be classified in other long-term assets on the balance sheet. In exchange, $1.0 million in funds held with the landlord as a long-term deposit in other long-term assets on balance sheet as of December 31, 2021, was released.

On March 15, 2022, the Company announced a reduction in force and will be implementing further spending reductions to preserve cash given the uncertainty in timing of the Talis One system launch. The Company expects to recognize $1.0 million of expense related to these reductions during the three months ended March 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K (this Annual Report) required by Exchange Act Rules 13a-15(b) or 15d-15(b).

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission for emerging growth companies that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

During fiscal year 2021, we implemented internal control procedures which address a previously identified material weakness related to a lack of effective review of estimated vendor progress associated with our manufacturing scale-up project, which resulted in material adjustments to prepaid research and development expenses. During the fourth quarter of fiscal year 2021, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

Except as noted above, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K (the "2022 Proxy Statement"), under sections headed "Proposal 1. Election of Directors," "Information Regarding our Board of Directors and Corporate Governance," and "Information About our Executive Officers."

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our 2022 Proxy Statement under the section headed "Executive and Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2022 Proxy Statement under the section headed "Security Ownership of Certain Beneficial Owners and Management" and "Executive and Director Compensation—Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2022 Proxy Statement under the section headed "Transactions with Related Persons and Indemnification," "Information Regarding our Board of Directors and Corporate Governance—Independence of the Board of Directors," and "Information Regarding our Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors."

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2022 Proxy Statement under the section headed "Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services."

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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
Exhibits. An index of Exhibits can be found in the exhibit index on page 125 of this report.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021).

4.5

Registration Rights Agreement, dated March 26, 2021, by and among the Registrant, Baker Brothers Life Sciences L.P. and 667, L.P. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021).

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

10.3+

Talis Biomedical Corporation 2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-253218), filed with the SEC on February 17, 2021).

10.4+

Talis Biomedical Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-253218), filed with the SEC on February 17, 2021).

10.5+

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Talis Biomedical Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File no. 001-40047) filed with the SEC on November 15, 2021).

10.6+	Talis Biomedical Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-40047), filed with the SEC on November 15, 2021).

10.7+	Talis Biomedical Corporation Amended and Restated Non-Employee Director Compensation Policy.

10.8+	Talis Biomedical Corporation Severance and Change in Control Plan and Amended Form of Participation Agreement thereunder.

10.9+

Separation and Consulting Agreement by and between the Registrant and Brian Coe, dated August 30, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File no. 001-40047) filed with the SEC on November 15, 2021.)

10.10+

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

10.12+

Offer Letter, dated December 8, 2021, by and between the Registrant and Robert J. Kelley (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-40047), filed with the SEC on December 9, 2021).

10.13+

Offer letter, dated November 1, 2021, by and between the Registrant and Brian Blaser (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-40047), filed with the SEC on November 15, 2021).

10.14+

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

10.16*

Supply Agreement, dated May 22, 2020, by and between the Registrant and thinXXS Microtechnology AG (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252360), filed with the SEC on January 22, 2021).

10.17	Amended Supply Agreement, dated December 15, 2021, by and between the Registrant and thinXXS Microtechnology.

10.18

Lease, dated January 20, 2021, by and between the Registrant and Fulton Ogden Venture, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252360), filed with the SEC on February 8, 2021).

10.19

Lease Agreement, dated January 20, 2021, by and between the Registrant and Westport Office Park, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-252360), filed with the SEC on February 8, 2021).

10.20

Lease Agreement, dated April 7, 2021, by and between the Registrant and SFF 3565 Haven, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File no. 001-40047) filed with the SEC on May 13, 2021).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant determined (i) the omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: March 15, 2022	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Kelley and J. Roger Moody, Jr., and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Kelley	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 15, 2022
Robert J. Kelley

/s/ J. Roger Moody, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
J. Roger Moody, Jr.

/s/ Felix Baker, Ph.D.	Member of the Board of Directors	March 15, 2022
Felix Baker, Ph.D.

/s/ Raymond Cheong, M.D., Ph.D.	Member of the Board of Directors	March 15, 2022
Raymond Cheong, M.D., Ph.D.

/s/ Melissa Gilliam M.D., M.P.H.	Member of the Board of Directors	March 15, 2022
Melissa Gilliam M.D., M.P.H.

/s/ Jeryl L. Hilleman	Member of the Board of Directors	March 15, 2022
Jeryl L. Hilleman

/s/ Rustem F. Ismagilov, Ph.D.	Member of the Board of Directors	March 15, 2022
Rustem F. Ismagilov, Ph.D.

/s/ Kimberly J. Popovits	Member of the Board of Directors	March 15, 2022
Kimberly J. Popovits

/s/ Matthew L. Posard	Member of the Board of Directors	March 15, 2022
Matthew L. Posard

/s/ Randal Scott, Ph.D.	Member of the Board of Directors	March 15, 2022
Randal Scott, Ph.D.