Form 10-Q
period 2022-03-31
Talis Biomedical Corp
filed 2022-05-10
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 56,482,594 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 26,618,920 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock, which is a voting common stock equivalent, subject to certain limitations.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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
•
our ability to successfully develop additional revenue opportunities and expand our product and service offerings, including our recently launched offerings and any third-party products that we may sell;
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

•
We rely on a significant number of third-party manufacturers and suppliers for our instrument and cartridges, which reliance has created and may continue to create delays due to the complexity of our manufacturing lines and supply chain, as well as exposure to manufacturing and supply limitations or interruptions and quality and quantity issues.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,586	$232,545
Accounts receivable, net	2,599	183
Inventory	3,499	—
Prepaid expenses and other current assets	7,138	3,387
Total current assets	200,822	236,115
Property and equipment, net	10,765	10,528
Operating lease right-of-use-assets	12,693	12,907
Other long-term assets	6,307	6,278
Total assets	$230,587	$265,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,263	$5,122
Accrued compensation	4,889	6,369
Accrued liabilities	3,496	6,383
Operating lease liabilities, current portion	1,628	1,232
Total current liabilities	15,276	19,106
Operating lease liabilities, long-term portion	12,526	12,745
Total liabilities	$27,802	$31,851
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized and 29,863,674 shares issued and outstanding as of March 31, 2022 and December 31, 2021; aggregate liquidation preference of $3 as of March 31, 2022 and December 31, 2021	3	3
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 26,618,920 and 26,408,031 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	600,772	598,913
Accumulated deficit	(397,993)	(364,942)
Total stockholders’ equity	202,785	233,977
Total liabilities and stockholders’ equity	$230,587	$265,828

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Grant revenue	$874	$7,000
Product revenue, net	2,313	—
Total revenue, net	3,187	7,000
Cost of product sold	3,521	—
Gross profit (loss)	(334)	7,000
Operating expenses:
Research and development	20,703	60,193
Selling, general and administrative	11,930	7,327
Total operating expenses	32,633	67,520
Loss from operations	(32,967)	(60,520)
Other income (expense), net	(84)	28
Net loss and comprehensive loss	$(33,051)	$(60,492)
Net loss per share, basic and diluted	$(1.25)	$(4.61)
Weighted average shares used in the calculation of net loss per share, basic and diluted	26,468,154	13,110,713

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2021	29,863,674	$3	26,408,031	$3	$598,913	$(364,942)	$233,977
Issuance of Common Stock upon exercise of stock options	—	—	65,862	—	98	—	98
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	145,027	—	216	—	216
Stock-based compensation expense	—	—	—	—	1,545	—	1,545
Net loss	—	—	—	—	—	(33,051)	(33,051)
Balance at March 31, 2022	29,863,674	$3	26,618,920	$3	$600,772	$(397,993)	$202,785

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	53,509,351	$290,945	—	—	2,126,254	$—	$64,335	$(172,906)	$(108,571)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	85,895	—	131	—	131
Issuance of Common Stock upon initial public offering, net of issuance costs of $21,349	—	—	—	—	15,870,000	2	232,546	—	232,548
Conversion of convertible preferred stock into common stock and Series 1 convertible preferred stock upon initial public offering	(53,509,351)	(290,945)	29,863,674	3	7,555,432	—	290,942	—	290,945
Stock-based compensation expense	—	—	—	—	—	—	1,772	—	1,772
Net loss	—	—	—	—	—	—	—	(60,492)	(60,492)
Balance at March 31, 2021	—	$—	29,863,674	$3	25,637,581	$2	$589,726	$(233,398)	$356,333

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(33,051)	$(60,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,545	1,772
Depreciation and amortization	363	216
Non-cash lease expense	409	143
Changes in operating assets and liabilities:
Accounts receivable	(2,417)	471
Inventory	(3,499)	—
Prepaid expenses and other current assets	(3,748)	(342)
Prepaid research and development	—	6,803
Other long-term assets	981	(981)
Accounts payable	141	5,821
Accrued expenses and other liabilities	(4,463)	24,283
Lease liabilities	(19)	(179)
Net cash used in operating activities	$(43,758)	$(22,485)
Investing activities
Purchase of property and equipment	(507)	(698)
Net cash used in investing activities	$(507)	$(698)
Financing activities
Proceeds from initial public offering, net of issuance costs	—	233,348
Proceeds from stock option exercises	98	131
Proceeds from stock issuances pursuant to employee stock purchase plan	216	—
Net cash provided by financing activities	$314	$233,479
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,951)	210,296
Cash, cash equivalents and restricted cash at beginning of period	233,312	173,133
Cash, cash equivalents and restricted cash at end of period	$189,361	$383,429
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$94	$117
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$802
Remeasurement of operating lease right-of-use asset for lease modification	$285	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$187,586	$348,012
Restricted cash	—	34,650
Restricted cash – other long-term assets	1,775	767
Total cash, cash equivalents and restricted cash	$189,361	$383,429

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Notes to Condensed Financial Statements (Unaudited)

1. Organization and nature of business

Talis Biomedical Corporation (the Company) is a molecular diagnostic company focused on advancing health equity and outcomes through the delivery of accurate infectious disease testing in the moment of need, at the point of care. The Company plans to develop and commercialize innovate products on its sample-to-answer Talis One system to enable accurate, low cost, and rapid molecular testing. In November 2021, the U.S. Food and Drug Administration (FDA) granted Emergency Use Authorization (EUA) for use of the Talis One COVID-19 Test System in a variety of healthcare settings. In January 2022, we began to act as an authorized distributor for third-party COVID-19 antigen tests (Antigen Tests). The Company was incorporated in 2013 under the general laws of the State of Delaware and is based in Menlo Park, California (CA) and Chicago, Illinois (IL).

In March 2022, we implemented a reduction in force designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We incurred $1.0 million of expenses during the three months ended March 31, 2022 related to the reduction in force, substantially all of which consisted of charges related to the staff reduction, including cash expenditures and other costs.

Initial Public Offering

In February 2021, the Company completed an initial public offering (IPO) in which the Company issued and sold 13,800,000 shares of common stock at a public offering price of $16.00 per share, with an additional 2,070,000 shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares. The aggregate proceeds received by the Company from the IPO was $232.5 million after deducting underwriting discounts, commissions and offering expenses of approximately $21.3 million. Upon the closing of the IPO, affiliated preferred shares with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining outstanding convertible preferred shares were converted into 7,555,432 shares of common stock.

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including a net loss of $33.1 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had unrestricted cash and cash equivalents of $187.6 million and $1.8 million of restricted cash held within other long-term assets on the condensed balance sheet.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and commercialization of the Talis One system. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its products. The Company expects its existing unrestricted cash and cash equivalents as of March 31, 2022 will be sufficient to fund its operations through at least one year from the date these condensed financial statements are issued. The Company expects to finance its future operations with its existing unrestricted cash and cash equivalents and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, grant agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. The results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period.

The condensed balance sheet presented as of December 31, 2021 has been derived from the audited financial statements as of that date. The condensed financial statements and notes as presented do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed financial statements and notes included in this Quarterly Report should be read in conjunction with the financial statements and notes included in the Company’s 2021 Annual Report on Form 10-K (Annual Report) filed with the SEC.

The significant accounting policies used in preparation of these condensed financial statements for the three months ended March 31, 2022 are consistent with those described in our Annual Report.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions, including knowledge about current events and expectations about actions the Company may take in the future, that the Company believes are reasonable under the circumstances. Significant estimates include, but are not limited to, recoverability of long-lived assets, accrued research and development costs, inventory valuation reserves, estimation of variable consideration, stock-based compensation expense, the measurement of right-of-use assets and lease liabilities, allowance for doubtful accounts, and uncertain tax positions. Actual results could vary from the amounts derived from management’s estimates and assumptions.

Reclassifications

The accompanying condensed statements of cash flows for the three month period ended March 31, 2021 reflects the Company's reclassification of grants receivables and unbilled grants receivables to accounts receivable, to conform to the presentation of the current period.

Accounts receivable, net

Accounts receivable include trade receivables, unbilled receivables and grant receivables. The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the accounts receivable. The Company considers various factors in establishing, monitoring, and adjusting its allowance for doubtful accounts, including the aging of the accounts and aging trends and specific exposures related to particular customers. Accounts receivable are charged off after all reasonable means to collect the full amount have been exhausted. The Company has an immaterial allowance for doubtful accounts as of March 31, 2022.

Concentration of credit risk and other risks and uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivables. The Company’s cash is deposited in accounts at large financial institutions and its cash equivalents are primarily held in prime and U.S. government money market funds. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held.

The Company is subject to risks common to companies in the diagnostics industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, and protection of intellectual property rights.

The extent to which the COVID-19 pandemic will further directly or indirectly impact its business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain and will arise as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s business, financial condition, results of operations and prospects may be adversely affected.

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

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than the carrying value, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of product sold and a new lower-cost basis for the inventory is established. Excess and obsolete inventory is primarily based on estimated forecasted sales, usage levels, and expiration dates.

Revenue Recognition

Product revenue, net

The Company generates revenues from its sales of third-party antigen tests. The Company obtains control of the product and assumes inventory risk before it is transferred to the customer and therefore reports revenue on the gross amount billed to the customer. The Company has recognized sales from two primary customer types: (i) direct customers including hospitals, urgent care centers, physician, public health and retail clinics, and (ii) sub-distributors.

The Company recognizes revenue under Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers, when a customer obtains control of promised goods or services, with a transaction price that reflects the consideration which the entity expects to receive in exchange for those goods or services. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. If necessary, revenue is recorded net of variable consideration based on the amounts the Company expects to be earned or to be claimed on the related sales. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The returned assets cannot be re-sold and have no value to the Company. The provision for product returns is reflected as a component of net product revenue. The Company reports the product return liability within accrued and other liabilities on the condensed balance sheet.

The Company identifies the contract with a customer and determines the performance obligations and the contract price. The contract price is allocated to the distinct performance obligations in the contract and revenue is recognized when the performance obligations have been satisfied. A performance obligation is considered to be satisfied once the control of a product is transferred to the customer or the service is provided to the customer, meaning the customer has the ability to use and obtain the benefit of the goods or service, generally at product shipment.

The Company recognizes receivables in an amount expected to be collected in a transaction. The Company’s payment terms are generally net 30 days of billing. Contracts do not contain significant financing components based on the typical period of time between delivery of products and collection of contract consideration. Certain types of customers may pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month. The Company invoices its customers upon shipment of product and records its sales upon shipment in accordance with its standard terms and conditions, unless underlying customer contracts specify otherwise. When necessary, the Company invoices and collects sales tax from its customers for sales of products. The Company has elected to exclude sales tax from the measurement of the transaction price.

Contract balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables from contracts with customers are included within accounts receivable, net on the condensed balance sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. When performance obligations are not transferred to a customer at the end of a reporting period, cash received associated with the amount allocated to those performance obligations is reflected as contract liabilities on the condensed balance sheets and is deferred until control of these performance obligations is transferred to the customer. There are no contract liabilities as of March 31, 2022.

Contract costs

Under ASC 606, the Company is required to capitalize incremental costs to obtain customer contracts if the costs relate directly to a contract that can be specifically identified and expect to be recovered. These costs are required to be amortized to expense consistent with the transfer of the goods or services to the customer to which the asset relates. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. The Company did not have any capitalized contract costs for the three months ended March 31, 2022.

Costs of product sold

Costs of product sold include material costs, direct labor, provisions for inventory write-downs and shipping and handling costs incurred. The Company reports product shipment costs within cost of products sold in the accompanying statements of operations.

New accounting pronouncements

Recently adopted accounting standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company early adopted ASU 2016-13 on January 1, 2022 with no impact on its accumulated deficit, current financial position, results of operations and comprehensive loss or cash flows.

3. Fair value measurement

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$175,084	$—	$—	$175,084
Total assets measured at fair value	$175,084	$—	$—	$175,084

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$205,071	$—	$—	$205,071
Total assets measured at fair value	$205,071	$—	$—	$205,071

4. Balance sheet components

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development costs	$1,572	$5,303
Product refund liability	840	—
Other liabilities	1,084	1,080
	$3,496	$6,383

5. Revenue

Product revenue, net

The Company currently operates in one reportable segment. There were no sales to customers outside of the United States during the three months ended March 31, 2022. The Company had one customer that individually comprised over 10% of product revenues, net for the three months ended March 31, 2022.

Grant revenue and receivables

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2022, the Company exercised its fourth one-year option under the grant, extending the term through April 2023 with $1.1 million in additional funding available under the extension. During the three months ended March 31, 2022, the Company recognized $0.2 million of revenue related to this grant which was unbilled at March 31, 2022. During the three months ended March 31, 2021, no revenue was recognized related to this grant.

NIH Rapid Acceleration of Diagnostics - RADx Initiative contracts

In July 2020, the Company was awarded a subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s RADx initiative and a contract from the NIH directly for Phase 2 of the RADx initiative. The RADx initiative aims to speed the development, validation, and commercialization of innovative, rapid tests that can directly detect COVID-19. In 2021, the Company and the NIH amended the contract for the completion of the RADx initiative, extending the term of the contract to January 30, 2022 and decreased the potential milestone payment from $4.0 million to $2.0 million. The contract expired on January 30, 2022. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $0.7 million and $7.0 million related to the RADx initiative, respectively.

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

In January 2021, the Company entered a new operating lease for laboratory and office space in Redwood City, CA. As of March 31, 2022, the Company did not have access to the space, concluded that the leasehold improvements were lessor owned and determined that the lease had not yet commenced for accounting purposes. The lease will continue for an initial term of 10.5 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the new lease is approximately $2.6 million annually with fixed escalations of 3.0% per annum.

The undiscounted future lease payments for operating leases as of March 31, 2022 were as follows (in thousands):

(in thousands)	Operating Leases
2022 (remainder)	1,261
2023	1,644
2024	1,684
2025	1,724
2026	1,766
2027 and thereafter	10,335
Total future minimum lease payments	18,414
Less: imputed interest	(4,260)
Present value of operating lease liabilities	14,154
Less: current portion of lease liabilities	(1,628)
Noncurrent portion of lease liabilities	$12,526

Standby letter of credit

In January 2022, in conjunction with the Company’s Redwood City, CA operating lease, the Company entered into a standby letter of credit (LOC) in the amount of $1.0 million to secure the lease through its expiration. The Company is required to maintain a cash balance of $1.0 million as collateral for the LOC, which has been classified in other long-term assets on the balance sheet. In exchange, $1.0 million in funds held with the landlord as a long-term deposit in other long-term assets on the balance sheet as of December 31, 2021, was released.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also provides indemnifications to directors and officers of the Company to the maximum extent permitted under applicable Delaware law. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2022, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Unconditional purchase obligations

In the normal course of business, the Company enters into various firm purchase commitments. As of March 31, 2022, these commitments totaled approximately $12.2 million, all of which are expected to be incurred in 2022.

7. Stockholders’ equity

Convertible preferred stock

Upon the closing of the IPO, 42,705,056 affiliated convertible preferred stock with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining 10,804,295 outstanding historical convertible preferred stock were converted into 7,555,432 shares of common stock. As of March 31, 2022 and December 31, 2021, there were no shares of Series 2 non-voting convertible preferred stock outstanding.

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock authorized and outstanding have various rights, privileges and features. The Company determined that none of the features required bifurcation from the underlying shares, either because they are clearly and closely related to the underlying shares or because they do not meet the definition of a derivative. The rights, preferences, and privileges of the Company’s Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock are as follows:

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

Dividends

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock have the right to receive dividends first or simultaneously with payment of dividends on common stock. As of March 31, 2022, no such dividends had been declared or accrued.

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

Common stock

The Company’s February 2021 amended and restated certificate of incorporation authorized the issuance of up 200,000,000 shares of common stock, each having a par value of $0.0001 and entitled to one vote per share. No dividends have been declared or paid during the three months ended March 31, 2022.

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

As of March 31, 2022, there were 212,147 shares issued under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. Stock-based compensation expense of $0.1 million related to the ESPP has been recorded for the three months ended March 31, 2022 and 2021.

2021 Inducement Plan

In November 2021, the Company's Board of Directors adopted the 2021 Inducement Plan (Inducement Plan). The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). Under the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards to individuals not previously employees or non-employee directors of the Company, as an inducement toward entering into employment with the Company. The maximum number of shares of common stock that may be issued under the Inducement Plan is 3,000,000 shares.

Stock options

A summary of stock option activity during the three months ended March 31, 2022 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,590,411	$5.48	8.8	$6,196
Granted	256,800	$1.89
Exercised	(65,862)	$1.50
Forfeited	(697,607)	$6.67
Expired	(161,468)	$3.43
Outstanding at March 31, 2022	7,922,274	$5.33	8.6	$—
Exercisable at March 31, 2022	2,753,490	$5.28	8.4	$—
Nonvested at March 31, 2022	5,168,784	$5.36	8.8	$—

As of March 31, 2022, the total unrecognized stock-based compensation related to stock options, excluding the stock option granted to Brian Coe, a former Chief Executive Officer of the Company with the performance condition (discussed further below), was $16.6 million, which is expected be recognized over a weighted-average period of approximately 3 years.

During 2020, Mr. Coe received stock options for the purchase of 241,958 shares of common stock that vest upon the first sale by the Company of a regulatory authorized product. As of March 31, 2022, there was $1.8 million of unrecognized compensation expense related to these stock options as the achievement of the performance condition was not deemed probable.

Restricted stock units

A summary of RSU activity during the three months ended March 31, 2022 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value (per RSU)
Outstanding at December 31, 2021	407,720	$5.72
Granted	41,300	$2.53
Vested	—	$—
Forfeited	(80,905)	$5.86
Outstanding at March 31, 2022	368,115	$5.35

As of March 31, 2022, the total unrecognized stock-based compensation related to RSUs was $1.7 million, which is expected to be recognized over a weighted average period of approximately 4 years.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$575	$623
Selling, general and administrative	970	1,149
Total stock-based compensation	$1,545	$1,772

9. Related-party transactions

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

10. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss - basic and diluted	$(33,051)	$(60,492)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	26,468,154	13,110,713
Net loss per share - basic and diluted	$(1.25)	$(4.61)

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

	As of March 31,
	2022	2021
Series 1 convertible preferred stock	29,863,674	29,863,674
Options to purchase Common Stock	7,922,274	8,039,422
Shares estimated to be purchased under 2021 ESPP	262,204	76,770
Unvested RSUs	368,115	—
Total	38,416,267	37,979,866

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 15, 2022 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We are developing the Talis One system which leverages expertise across chemistry, biology, engineering and software to create a fully integrated, cloud-enabled and portable molecular diagnostic solution that customers can rapidly deploy when and where needed. The Talis One system incorporates core proprietary technologies into a compact, easy-to-use instrument, that employs single use test cartridges and software, including a central cloud database, which are designed to work together to provide levels of testing accuracy equivalent to a central laboratory. We intend to commercialize the Talis One system as an integrated solution comprising single use consumables, an instrument and software. Our commercial strategy will focus on building and expanding an installed base of Talis One systems to generate revenue from the purchase of such products. Our first commercial test will be the Talis One COVID-19 Test System, which is a rapid point-of-care molecular diagnostic to detect SARS-CoV-2 directly from a patient sample in less than 30 minutes. We are developing assays for the detection of other respiratory infections that could be included as a panel test with the Talis One COVID-19 Test System as well as tests for infections related to women’s health and STIs. In January 2022, in order to generate revenue to support our operations and sales forces, we began purchasing and distributing third-party COVID-19 antigen tests (Antigen Tests) as an authorized distributor. We plan to continue to utilize this strategy to both generate revenue and to help develop our customer base for our Talis One system.

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

We have invested in automated cartridge manufacturing lines, the first of which began to come on-line in the first quarter of 2021. We are currently validating the performance of those automated cartridge manufacturing lines. These manufacturing lines are located at our contract manufacturers' sites and are operated by our contract manufacturing partners. We have also received components to build 5,000 Talis One instruments from our instrument contract manufacturer.

We outsource essentially all of our manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third-party contract manufacturers. Our outsourced production strategy is intended to drive rapid scalability. Certain of our suppliers of components and materials are single source suppliers. To support our anticipated commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determine to not have an alternative future use have been expensed.

Since our inception in 2013, we have devoted substantially all our efforts to research and development activities, manufacturing capabilities, raising capital, building our intellectual property portfolio, providing general and administrative support for these operations, and more recently, providing selling support as the need has arisen. We have principally financed our operations through the issuance and sale of shares of our convertible preferred stock to outside investors in private equity financings as well as the issuance of convertible promissory notes and receipts from government grants. Prior to our initial public offering, we received $351.5 million from investors in our preferred stock financings and the sale of convertible promissory notes that converted in such financings. Additionally, on February 17, 2021, we raised $232.5 million (after deducting underwriting discounts, commissions and offering expenses) through an initial public offering to finance operations going forward.

We have incurred recurring losses since our inception, including net losses of $33.1 million and $60.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $398.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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
expand and deploy a sales force;
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

As of March 31, 2022, we had unrestricted cash and cash equivalents of $187.6 million. We expect that our unrestricted cash and cash equivalents of $187.6 million as of March 31, 2022 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued. Our objective is to preserve our current cash reserves to fund operations through the end of 2024. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. We may need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek additional funding through the issuance of our common stock, other equity or debt financings, or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our assays and development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to significantly delay or scale back our operations.

On March 15, 2022, we implemented a reduction in force, of approximately 25%, designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We incurred $1.0 million of expenses related to the reduction in force, substantially all of which consisted of one-time charges related to the staff reduction, including cash expenditures and other costs. Going forward, we estimate annualized savings of $10.0 million in compensation expenses and $26.0 million in other expenses related to these reductions.

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

Three vaccines for COVID-19 have been authorized for emergency use by the FDA as of May 2022. While we do not foresee the authorizations having an immediate and near-term impact on the demand for COVID-19 tests, the vaccines could reduce the future demand for such tests depending on the effectiveness of the vaccines.

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

Product revenue, net

In January 2022, we began distributing the Antigen Tests. We currently derive all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications, or ASC, Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. We expect to experience fluctuations in customer and user demand based on seasonality, which for COVID-19 remains unknown. As a result, our revenue may fluctuate from quarter to quarter due to infection rate trends seasonality.

Grant revenue

For the three months ending March 31, 2022 and 2021, our revenue from government grants includes a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative (NIH Contract).

The NIH Contract for the RADx initiative expired on January 30, 2022. The Company successfully met milestone requirements and recognized $0.7 million of grant revenue and unbilled receivables during the three months ended March 31, 2022. There is no additional funding available under the NIH Contract.

Under the NIH grant, we recognized $0.2 million during the three months ended March 31, 2022. There is the possibility of an additional $1.1 million in payments through April 2023.

These grants are not in the scope of the contracts with customers accounting guidance as the government entities and/or government-sponsored entities are not customers under the agreements.

Cost of product sold

We began to recognize costs of product sold in January 2022 when we began selling the Antigen Tests. Costs of product sold include material costs, direct labor, provisions for inventory write-downs and shipping and handling costs incurred.

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

Results of operations

Comparison for the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Revenue
Grant revenue	$874	$7,000	$(6,126)
Product revenue, net	2,313	—	2,313
Total revenue, net	3,187	7,000	(3,813)
Cost of product sold	3,521	—	3,521
Gross profit (loss)	(334)	7,000	(7,334)
Operating expenses:
Research and development	20,703	60,193	(39,490)
Selling, general and administrative	11,930	7,327	4,603
Total operating expenses	32,633	67,520	(34,887)
Loss from operations	(32,967)	(60,520)	27,553
Other income/(expense), net	(84)	28	(112)
Net loss and comprehensive loss	$(33,051)	$(60,492)	$27,441

Product revenue, net, cost of product sold and gross profit (loss)

We began to generate sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The increase in product revenue and cost of product sold is due to increased volume in units sold whereas we did not conduct product revenue generating activities during the same period in 2021.

Grant revenue

Grant revenue for the three months ended March 31, 2022 and 2021 relates to the NIH grants and the RADx initiative. During the three months ended March 31, 2022, $0.7 million of revenue was recognized related to meeting milestones under our RADx initiative and $0.2 million of revenue was recognized related to our NIH grant. During the three months ended March 31, 2021, $7.0 million of revenue was recognized related to the RADx initiative.

Research and development expenses

Research and development expenses were $20.7 million for the three months ended March 31, 2022, compared to $60.2 million for the three months ended March 31, 2021, a decrease of $39.5 million. The decrease of $39.5 million was primarily driven by expense declines of $27.9 million for the automation of consumable manufacturing and $14.0 million in instrument component costs as the Company nears completion of the scale up project, offset by higher salary and wages of $1.0 million.

Substantially all of our research and development expenses incurred for the three months ended March 31, 2022 were related to the manufacturing scale-up for, and development of the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests.

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.9 million for the three months ended March 31, 2022, compared to $7.3 million for the three months ended March 31, 2021, an increase of $4.6 million. The increase was primarily due to higher personnel related expenses of $3.1 million, including salaries and benefits, stock-based compensation expenses, an increase of $0.9 million in insurance and $0.7 million in legal-related expenses.

Liquidity and capital resources

Sources of liquidity

Through March 31, 2022, we funded our operations primarily through public equity offerings, private placements of equity securities and through government grants.

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

As of March 31, 2022, we had unrestricted cash and cash equivalents of $187.6 million. We believe our unrestricted cash and cash equivalents balance as of March 31, 2022 is sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. Our objective is to preserve our current cash reserves to fund operations through the end of 2024. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch.

On March 15, 2022, we implemented a reduction in force of approximately 25%, designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We incurred $1.0 million of expenses during the three months ended March 31, 2022 related to the reduction in force which consisted of one-time charges related to the staff reduction, including cash expenditures and other costs. Going forward, we estimate annualized savings of $10.0 million in compensation expenses and $26.0 million in other expenses related to these reductions.

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

We do not expect to generate any meaningful revenue until we commercialize our Talis One system and, until we can generate a sufficient amount of revenue from the commercialization of the Talis One system and third-party products that we sell, including the Antigen Tests, if ever, we expect to finance our future cash needs through public or private equity offerings or debt financings.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $398.0 million through March 31, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $187.6 million as of March 31, 2022, will be sufficient to fund our operations for at least 12 months after these financial statements are issued. Our objective is to preserve our current cash reserves to fund operations through the end of 2024. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of the Talis One system, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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
•
limitations of, or interruptions in, the quality or quantity of materials from our third-party suppliers;
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
•
the revenue, if any, received from commercial sales of our products if approved, including additional working capital requirements if we pursue a reagent rental model for our Talis One instrument, or from commercial sales of third-party products, including the Antigen Tests;
•
the costs to defend any shareholder suits or other third-party litigation;
•
our ability to establish strategic collaborations; and
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(43,758)	$(22,485)
Net cash used in investing activities	(507)	(698)
Net cash provided by financing activities	314	233,479
Net increase (decrease) in cash, cash equivalents and restricted cash	$(43,951)	$210,296

Operating activities

During the three months ended March 31, 2022, net cash used in operating activities was $43.8 million, resulting from our net loss of $33.1 million and decreases in accrued expenses of $4.5 million driven by the substantial completion of our manufacturing scale up project. In addition, outflows of $3.7 million related to increases in prepaid and other assets primarily related to insurance prepayments and an outflow of $3.5 million related to the purchase of the Antigen Test inventory. These outflows were partially offset by non-cash items of $2.3 million, including $1.5 million of stock-based compensation.

During the three months ended March 31, 2021, cash used in operating activities was $22.5 million, resulting primarily from our net loss of $60.5 million partially offset by non-cash items of $2.1 million and an increase in our accrued expenses of $24.3 million associated with the Company’s manufacturing scale-up project. Our net loss was further offset by a decrease in prepaid research and development of $6.8 million, and an increase in accounts payable of $5.8 million driven by an increase in manufacturing scale-up activities.

Investing activities

During the three months ended March 31, 2022 and 2021, we used $0.5 million and $0.7 million of cash for investing activities related to purchases of property and equipment.

Financing activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.3 million, primarily consisting of $0.2 million in proceeds from stock option exercises and $0.1 million in proceeds from common stock issued pursuant to the Company’s employee stock purchase plan.

During the three months ended March 31, 2021, net cash provided by financing activities was $233.5 million primarily consisting of $233.4 million of proceeds from the issuance of common stock in the Company’s initial public offering and $0.1 million in proceeds from stock option exercises.

Contractual obligations and commitments

Leases

See Note 6. Commitments and contingencies, to our unaudited condensed financial statements included in Item 1 of this Quarterly Report for a summary of our operating lease commitments as of March 31, 2022.

In January 2021, we entered into a lease agreement with an initial term of 10.5 years for office space in Redwood City, California, with expected occupancy to commence in the third quarter of 2022.

Manufacturing production lines

In 2020, the Company began developing production lines to automate the production of its Talis One cartridges for the COVID-19 assay with the intention to scale up its manufacturing capabilities to meet demand. These commitments represent firm commitments relating to the scale-up of manufacturing capacity for Talis One cartridges, primarily attributed to investments in production lines. We expect to incur commitments, in the normal course of business, related to the scale up of production lines of $3.8 million which is expected to be incurred in the twelve month period subsequent to March 31, 2022.

Purchase commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to us and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered. We have purchase commitments of $12.2 million as of March 31, 2022.

Our purchase commitments are incurred in the normal course of business and made up of $8.4 million related to Talis One cartridges, $1.9 million for Talis One instruments, and $1.9 million relating to the purchase of the Antigen Tests for distribution, all of which are expected to be incurred in 2022.

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

Our critical accounting policies and estimates are discussed in our Annual Report. Changes in our critical policies and estimates during the three months ended March 31, 2022 are discussed below.

Revenue Recognition

Product revenue, net

The Company generates revenues from its sales of the Antigen Tests. These revenues are recorded net of sales returns and discounts which are estimated at the time of sale. The Company has recognized sales to customers from two primary customer types: (i) direct customers, including hospitals, urgent care centers, physician, retail and public health clinics, and (ii) sub-distributors. The Company has not generated material revenue from sales to government organizations. The Company recognizes revenue under Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers, when a customer obtains control of promised goods or services, in transaction price that reflects the consideration which the entity expects to receive in exchange for those goods or services. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Variable consideration is recognized at an amount we believe is not subject to significant reversal and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed. For example, we must estimate future product returns at the time of sale. The expected value is determined based on sales data, product expiration dates and levels of inventory, contractual terms with customers, and any new or anticipated changes in sales strategies or regulations. We believe this provides a reasonable basis for recognizing revenue, however, actual results could differ from estimates and significant changes in estimates could impact our results of operations in future periods.

Inventory

The Company values its inventory at the lower of cost or net realizable value and determines the cost of inventory using the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than the carrying value, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of product sold and a new lower-cost basis for the inventory is established. Excess and obsolete inventory is primarily based on estimated forecasted sales, usage levels, and expiration dates.

Recently issued accounting pronouncements

Recently issued accounting policies and estimates are discussed in our Annual Report.

Recently adopted accounting standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The

Company early adopted ASU 2016-13 on January 1, 2022 with no impact on its accumulated deficit, current financial position, results of operations and comprehensive loss or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report required by Exchange Act Rules 13a-15(b) or 15d-15(b).

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting.

As of March 31, 2022, the Company implemented internal controls for order to cash and inventory processes in order to mitigate the risk of material misstatements related to the purchases of Antigen Tests and the related sales to direct customers and sub-distributors. Except for the foregoing, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2022.

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

Our application to register the trademark TALIS in the United States was the subject of an opposition before the USPTO through which Talis Clinical, LLC alleged that our application for registration of the trademark TALIS should not be registered because it is likely to be confused with the prior unregistered trademark TALIS used in connection with medical software and related goods and services. On September 8, 2021, Talis Clinical, LLC’s opposition was sustained by the USPTO. On November 10, 2021, we filed a civil action in the United States District Court for the Northern District of Ohio seeking review of the USPTO’s decision in the opposition proceeding. On March 24, 2022, Talis Clinical, LLC filed counterclaims against us alleging unfair competition and infringement of their alleged TALIS trademark under federal law and Ohio state law. We have denied Talis Clinical, LLC’s allegations in our answer to the counterclaims, filed on April 15, 2022, and we intend to vigorously defend our right to use our registered TALIS trademark.

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

Risks related to our business and strategy

We rely on a significant number of third-party manufacturers and suppliers for our instrument and cartridges, which reliance has created and may continue to create delays due to the complexity of our manufacturing lines and supply chain, as well as exposure to manufacturing and supply limitations or interruptions and quality and quantity issues.

We do not have any commercial-scale manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply. The manufacturing of our Talis One instrument and cartridge is a complex process that involves over 500 raw materials, intermediates and subassemblies. The complexity of the instrument and cartridge designs and number of parts involved has presented manufacturing challenges for us and our third-party manufacturers. In addition, our reliance on these third-party manufacturers exposes us to significant risk that we will not have sufficient quantities of our products at an acceptable cost or quality, which has and could continue to delay, prevent or impair our clinical trials and commercialization efforts. While we do not have any commercial-scale manufacturing facilities, we have invested in the development of multiple automated assembly lines for production of the test cartridges. These automated lines are required to meet the projected volume commercial needs for the Talis One COVID-19 Test System once validation of performance is complete. However, the lines are not complete and have and could continue to incur substantial delays, costs and have not performed as anticipated, and any additional failure of the lines to perform as anticipated could require us to make significant capital expenditures to make adjustments. In addition, delays that may occur with one supplier have had and could continue to have a ripple affect with other suppliers. Such ripple effects have and could continue to increase costs or obligate Talis to purchase materials before they are required for commercial purposes which have and could continue to increase costs, increase risk of scrap or damage relationships with our suppliers. For example, we have encountered manufacturing challenges that have contributed to significant delays in our ability to produce the Talis One system at scale which has delayed the commercialization of the Talis One system. Such delays and any future delays or required expenditures have and could continue to prevent us from launching our Talis One COVID-19 Test System, which will adversely impact our business, financial condition and results of operations. The effects of any such delays would also be exacerbated if the demand for COVID-19 tests declines prior to our assembly lines becoming fully operational at scale.

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

We initially considered seeking an additional EUA from the FDA for our respiratory panel targeting the detection of the SARS-CoV-2 virus, and Influenza A and B (Respiratory Panel). However, the FDA released additional guidance on November 22, 2021 setting forth additional requirements for EUA applicants, namely that the applicant must either qualify as an experienced developer, or if not a qualified developer, the applicant must have a sponsor. We do not qualify as an experienced developer, nor do we currently have any sponsors for the combination test, therefore, it is unlikely that we will be able to obtain any additional EUAs. Further, we cannot predict when any such EUA would terminate in connection with a determination by the FDA regarding the end of the SARS-CoV-2 public health emergency. After the emergency declaration is terminated or an EUA is earlier revoked, we will be required to have 510(k) clearance in order for us to continue marketing and distributing our products. Failure to obtain additional EUAs or the revocation of any EUAs, if obtained, could adversely impact our business, financial condition and results of operations.

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

We expect to initially market and sell the Talis One COVID-19 Test System in the United States pursuant to our EUA. A substantial portion of our revenue will depend upon such sales, which we expect will continue to be the case until such time as we obtain marketing authorization for subsequent tests, or if we are able to successfully pursue other product opportunities, such as selling third- party products like the Antigen Tests. As a result, our future success will depend in large part on our ability to effectively launch the Talis One COVID-19 Test System, subsequently introduce enhanced or new tests for the Talis One system and find other opportunities that could augment our business without materially diverting resources from our focus on the Talis One system. Any future commercialization of the Talis One system for other assays will require pursuing additional EUAs, 510(k) clearance or another available approval path. The launch of new products is inherently uncertain and requires the completion of commercialization activities that are complex, costly, time-intensive and uncertain, and require us to accurately anticipate patients’, providers’ and, if applicable, payors’ attitudes and needs, the future competitive landscape, and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals on a timely basis, or at all.

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

In January 2022, we began purchasing the Antigen Tests from a third party and distributing them to customers, as an authorized distributor. We purchase the Antigen Tests in advance and resell them to customers, including sub-distributors, hospitals, urgent care centers, and physician, retail and public health clinics. While we initially were able to sell the Antigen Tests at a profitable rate, there has been a significant drop-off in demand for point-of-care rapid antigen tests, and we may be unable to sell our remaining inventory of the Antigen Tests and supply for which we have prepaid but have not scheduled for delivery, at a profitable per test rate.

We continue to explore additional partnerships that could allow us to distribute tests for infections other than COVID-19. If we continue to pursue other third-party product opportunities to generate revenue, there could be required financial outlays, as well as demands on our personnel, that could potentially divert resources away from the Talis One system. There could also be future opportunities that lead to unexpected or unplanned demands on our financial and human capital resources that on their own could have a material adverse effect on our business, financial condition and results of operations, while also materially impacting our commercialization efforts for the Talis One system.

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

We anticipate facing competition primarily from centralized laboratories and diagnostic companies offering both point-of-care and at-home solutions. Competitors include those offering molecular, antibody and antigen tests. Competitors in the reference lab category include Laboratory Corporation of America Holdings (commonly referred to as LabCorp) and Quest Diagnostics Incorporated, along with many hospital laboratories. Our competitors in the point-of-care and/or at-home category, for molecular and/or antigen tests that have received an EUA for their COVID-19 tests, include Abbott Laboratories, Binx Health, Inc., BioFire Diagnostics, LLC, Cepheid (a subsidiary of Danaher Corporation), Cue Health Inc., Lucira Health, Inc., Thermo Fischer Scientific Inc., Roche Molecular Systems, Inc., Visby Medical, Inc., ON/GO, Quidel, and OraSure. In addition, BioFire Diagnostics, LLC has received FDA marketing authorization under the de novo review pathway for its respiratory panel. There are also smaller or earlier-stage companies developing tests that may also prove to be significant competitors, in the COVID-19 market or in the women’s health and/or sexual health markets. Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, regulatory clearance approval and compliance, and sales and distribution than we do. Mergers and acquisitions involving diagnostics companies may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or customer networks. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize diagnostic products or services that are more accurate, more convenient to use or more cost-effective than our products or services. Our competitors also may obtain FDA or other regulatory clearance or approval for their products more rapidly than we may obtain clearance or approval or other marketing authorizations for ours, which could result in our competitors establishing a strong market position before we are able to enter a particular market.

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

In March 2022, we implemented a reduction in force, of approximately 25%, designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We anticipate that we will incur approximately $1.0 million of expenses related to the reduction in force, substantially all of which will consist of one-time charges related to the staff reduction, including cash expenditures and other costs. Substantially all of the committed actions under the reduction in force were completed by the end of March 2022. The estimates of the expenses we expect to incur, including any estimates of annualized savings going forward, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force.

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

In the ordinary course of our business, we and our third-party service providers will collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (which includes health-related data and legally protected health information (PHI)), intellectual property, and trade secrets). In addition, we will offer online customer-facing portals accessible through public web portals. It is critical that we process sensitive data in a secure manner to maintain the confidentiality and integrity of such confidential information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and related data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We rely upon third-party service providers and technologies to operate critical business systems to process confidential information and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties.

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

Our facilities are located in areas, which have experienced severe earthquakes and fires and are at risk for rolling or prolonged power outages. If these earthquakes, fires, other natural disasters, power outages, health pandemics or epidemics, terrorism and similar unforeseen events beyond our control, including for example the ongoing COVID-19 pandemic, prevented us from using all or a significant portion of our facilities, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time and/or could result in the loss of commercial inventory or inventory and supplies required for our clinical trials. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

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

Further, rights to certain of the components and technology incorporated into our products are, and in the future, may be held by others, such as one of our suppliers, thinXXS. We may be unable to in-license any rights to components, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, or if we lose access to components or technologies controlled by others, we may be required to expend significant time and resources to develop or license replacement technology. Any such redevelopment or any delays in entering into new collaborations or strategic partnership agreements related to our technologies could delay the development and commercialization of our products in certain geographies, which could harm our business prospects, financial condition, and results of operations.

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

The potential end-users of our Talis One COVID-19 Test System and diagnostic tests include urgent care chains that serve on the front lines of COVID-19 diagnosis, needing millions of rapid tests to triage symptomatic patients; traditional medical establishments including hospitals, ambulatory surgery centers, independent practice associations, accountable care organizations, and public health clinics that need rapid and high-quality testing to best serve their patients. If these end-users do not receive adequate reimbursement for the cost of our products from their patients’ healthcare insurers or payors, the use of our products could be negatively impacted. Furthermore, the net sales of our products could also be adversely affected by changes in reimbursement policies of government or private healthcare payors.

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
•
our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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
•
regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
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

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required, and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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
•
unanticipated expenditures to address or defend such actions;
•
customer notifications for repair, replacement, refunds;
•
recall, detention or seizure of our products;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying our requests for an EUA, 510(k) clearance or PMA approval of new products or modified products;

•
operating restrictions;
•
withdrawal of EUAs, 510(k) clearances on PMA approvals that have already been granted; and
•
refusal to grant export approval for our products; or criminal prosecution.

If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, including the FDA, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to remote interactive evaluations to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If we or our third-party manufacturing partners fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the legislation enacted on December 22, 2017, informally known as the Tax Cuts and Jobs Act (TCJA) repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measure of the Biden administration will impact the ACA or our business.

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

We are currently involved in trademark litigation described under the heading "Legal Proceedings" above. In the future, we may also be subject to other third-party claims and adversarial proceedings or litigation regarding infringement, misappropriation or other violation by us of patent, trademark or other intellectual property rights of third parties. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. If any such claim or proceeding is brought against us, our collaborators or our third-party service providers, our development, manufacturing, marketing, sales and other commercialization activities could be similarly adversely affected. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable, and infringed, which could materially and adversely affect our ability to develop, manufacture, market, sell and commercialize any of our products. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe any third-party’s patents or other intellectual property rights, and we are unsuccessful in demonstrating that such patents or other intellectual property are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, marketing, selling and commercializing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all, and if we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our products may be impaired or delayed, which could in turn significantly harm our business. Even if we were able to obtain a license, it could be non-exclusive, which would give our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to cease developing, manufacturing, marketing, selling and commercializing the infringing product or technology. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and intellectual property rights or the patents and intellectual property rights of our licensors. The enforcement of such claims can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to third-party pre-issuance submissions of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter-partes review, or interference proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our products and technology and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products and technology, or limit the duration of the patent protection of our products and technology. Such proceedings also may result in substantial cost and require significant time from our employees and management, even if the eventual outcome is favorable to us.

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

Moreover, certain of our patents and patent applications are, and others may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to use or license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. For example, we have identified certain third-party patents that may be asserted against us with respect to our technology. These patents may expire prior to commercial launch of our products. We believe that the relevant claims of these third-party patents are likely invalid or unenforceable, and we may choose to challenge those patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Because patent applications in the United States and most other countries are confidential for typically a period of 18 months after filing, or may not be published at all, we cannot be certain that we were the first to file any patent application related to our product candidates. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the Leahy-Smith America Invents Act (AIA), which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.

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

Our trademarks or trade names may be challenged, opposed, infringed, circumvented, invalidated, cancelled, declared generic, determined to be not entitled to registration, or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. For example, our application to register the trademark TALIS in the United States was the subject of an opposition before the USPTO through which Talis Clinical, LLC alleged that our application for registration of the trademark TALIS should not be registered because it is likely to be confused with the prior unregistered trademark TALIS used in connection with medical software and related goods and services. On September 8, 2021, Talis Clinical, LLC’s opposition was sustained by the USPTO. On November 10, 2021, we filed a civil action in the United States District Court for the Northern District of Ohio seeking review of the USPTO’s decision in the opposition proceeding. On March 24, 2022, Talis Clinical, LLC filed counterclaims against us alleging unfair competition and infringement of their alleged TALIS trademark under federal law and Ohio state law, and we filed our answer on April 15, 2022. In the event the USPTO’s decision in the opposition is upheld by the district court, or if we enter into a settlement agreement with Talis Clinical, LLC, we could lose rights to this trademark. Any trademark litigation could be expensive. In addition, we could be found liable for significant monetary damages, including treble damages, disgorgement of profits and attorneys’ fees, if we are found to have willfully infringed a trademark. We may not be able to protect our exclusive right to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential collaborators or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We have historically incurred substantial net losses, including net losses of $33.1 million and $60.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $398.0 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to efforts to the commercial launch of the Talis One COVID-19 Test System, and thereafter to increase the adoption of our products, improve these products, scale our manufacturing capabilities and research, develop and commercialize new products. We are exposed to foreign exchange risk in our operations, specifically around our supplier purchase commitments in foreign currencies. The impact of foreign exchange fluctuations on our contracts with third-party vendors, which are denominated in a currency other than the U.S. dollar, could adversely impact our results of operations, financial condition and cash flows.

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In recent years, stock markets in general, and the market for life science technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. From February 12, 2021 through May 5, 2022, the closing price of our common stock has ranged between $1.00 and $27.80 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

We are involved in securities class action litigation and are at risk of additional similar litigation in the future that could divert management’s attention, may be expensive and adversely affect our business and could subject us to significant liabilities.

Our share price is volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a party to securities class action litigation described under the heading “Legal Proceedings” above. The defense of these claims may be expensive and divert our management’s attention and resources and any unfavorable outcome could have a material adverse effect on our business and results of operations. Any adverse determination in these claims, or any amounts paid to settle these claims could require that we make significant payments. In addition, we may in the future be the target of other securities class actions or similar litigation.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

There were 7,922,274 shares of common stock issuable upon the exercise of options outstanding and 368,115 shares of common stock issuable upon vesting of restricted stock units as of March 31, 2022. We registered all of the shares of common stock issuable upon exercise of such outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (Securities Act). The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of March 31, 2022, holders of approximately 37,489,210 shares, or 66.4% of our capital stock, will have rights, subject to some conditions, to require us to file, and maintain the effectiveness of, registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an emerging growth company. The Sarbanes–Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market (Nasdaq), and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

As of May 5, 2022, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 83% of our outstanding voting stock. Further, 66.4% of our outstanding voting stock is owned by entities affiliated with Baker Bros. Advisors LP (Baker Bros.). In addition, the holders of our Series 1 convertible preferred stock, which, subject to certain limitations, is a voting common stock equivalent, may elect to convert shares of Series 1 convertible preferred stock into shares of Series 2 convertible preferred stock, which is a non-voting common stock equivalent. These shares of Series 2 convertible preferred stock are then convertible into shares of our common stock, subject to certain beneficial ownership limitations.

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. These assessments must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time. We continue the costly and challenging process, starting last year, of compiling the information systems, processes and internal controls documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 of the Sarbanes–Oxley Act requires that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, related to a lack of effective review of the estimated vendor progress related to the level of completion associated with our manufacturing scale-up project, which resulted in material adjustments to prepaid research and development expenses. During fiscal year 2021, we began implementing the internal control procedures which addressed a previously identified material weakness relating to a lack of effective review of the estimated vendor progress related to the level of completion associated with our manufacturing scale-up project, which resulted in material adjustments to prepaid research and development expenses. During the fourth quarter of fiscal year 2021, we successfully completed the testing necessary to conclude that the material weakness has been remediated. Although we were able to remediate our material weakness before the report required in this Quarterly Report by the Sarbanes-Oxley Act, in a future assessment, we may identify deficiencies and be unable to remediate them before we must provide the required reports.

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

Recent sales of unregistered securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC.

We received approximately $233 million in net proceeds from our initial public offering. Through March 31, 2022, we used approximately $200 million of the net proceeds from the offering primarily to fund our ongoing research and development activities, manufacturing scale-up project and pre-launch inventory.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the related prospectus filed February 12, 2021 with the SEC pursuant to Rule 424(b)(4) under the Securities Act. Pending such uses, we plan to continue investing the unused proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

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

TALIS BIOMEDICAL CORPORATION

Date: May 10, 2022	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

Date: May 10, 2022	By:	/s/ J. Roger Moody, Jr.
J. Roger Moody, Jr.
Chief Financial Officer