Form 10-Q
period 2022-06-30
Talis Biomedical Corp
filed 2022-08-02
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 001-40047

Talis Biomedical Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)		46-3122255 (I.R.S. Employer Identification No.)
3400 Bridge Parkway Redwood City, California		94065
(Address of principal executive offices)		(Zip Code)
(650) 433-3000
(Registrant’s telephone number, including area code)

	230 Constitution Drive Menlo Park, California, 94025
(Former name, former address, and former fiscal year, if changed since last report)

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

As of July 27, 2022, there were 56,482,894 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 26,619,220 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock, which is a voting common stock equivalent, subject to certain limitations.

Table of Contents

		Page
	SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS	1
	Summary of Risk Factors	3
PART I.	FINANCIAL INFORMATION	4
Item 1.	Financial Statements	4
	Condensed Balance Sheets at June 30, 2022 (unaudited) and December 31, 2021	4
	Condensed Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	5
	Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (deficit) for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	6
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	75
Signatures		76

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
•
our efforts to successfully develop and commercialize our products and services, including our ability to successfully conduct clinical trials and studies and expand our product menu;
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
•
our ability to maintain and utilize our commercial capabilities and acquire customers;
•
our expectations regarding our sales models;
•
the costs and success of our research and development efforts;
•
our ability to increase demand for our products and services, obtain and maintain favorable coverage and reimbursement determinations from third-party payers and expand geographically;
•
the performance of our third-party suppliers and manufacturers;
•
our ability to retain and recruit personnel and maintain our culture;
•
the impact of the ongoing COVID-19 pandemic, including the resurgence of cases related to the spread of new variants, on our business, clinical trials, financial conditions, liquidity and results of operations;
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

•
We have realigned our business strategy from primarily responding to the COVID-19 pandemic with our Talis One COVID-19 Test System to focusing on women's health and STI assays, including CT/NG, which will require pursuing marketing authorization through the FDA’s standard 510(k) clearance process. We may not be able to obtain marketing authorization for these assays, which would adversely affect our business, financial condition and results of operations.
•
We will likely need to raise additional capital to fund our existing operations, further develop our diagnostic platform, commercialize new products, and expand our operations.
•
We rely on a significant number of third-party manufacturers and suppliers for our instrument and cartridges, which reliance has created and may continue to create delays due to the complexity of our manufacturing lines and supply chain, as well as exposure to manufacturing and supply limitations or interruptions and quality and quantity issues.
•
We may be unable to validate our manufacturing for the Talis One instrument and cartridges at scale, which may impact our ability to support our research and development pipeline.
•
We have no or limited experience in developing, marketing and commercializing diagnostic platforms and tests, and we are continuing to evaluate the sales model for the Talis One system, which may make it difficult to evaluate the success of our business and to assess our future viability.
•
We may not be able to sell our remaining inventory of the Antigen Tests at a profit, or at all.
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
•
Modifications to our products may require new 510(k) clearances, PMA approvals, or other marketing authorizations, or may require us to cease marketing or recall the modified products until clearances, approvals, or other marketing authorizations are obtained.
•
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
•
If we are unable to regain compliance with the listing requirements of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,373	$232,545
Accounts receivable, net	636	183
Inventory	2,219	—
Prepaid expenses and other current assets	5,738	3,387
Total current assets	173,966	236,115
Property and equipment, net	10,157	10,528
Operating lease right-of-use-assets	35,791	12,907
Other long-term assets	1,776	6,278
Total assets	$221,690	$265,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,978	$5,122
Accrued compensation	5,052	6,369
Accrued liabilities	2,539	6,383
Operating lease liabilities, current portion	2,334	1,232
Total current liabilities	13,903	19,106
Operating lease liabilities, long-term portion	30,768	12,745
Total liabilities	$44,671	$31,851
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized and 29,863,674 shares issued and outstanding as of June 30, 2022 and December 31, 2021; aggregate liquidation preference of $3 as of June 30, 2022 and December 31, 2021	3	3
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 26,618,920 and 26,408,031 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	602,017	598,913
Accumulated deficit	(425,004)	(364,942)
Total stockholders’ equity	177,019	233,977
Total liabilities and stockholders’ equity	$221,690	$265,828

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Grant revenue	$70	$117	$944	$7,117
Product revenue, net	502	—	2,815	—
Total revenue, net	572	117	3,759	7,117
Cost of product sold	1,302	—	4,823	—
Gross profit (loss)	(730)	117	(1,064)	7,117
Operating expenses:
Research and development	17,365	54,495	38,068	114,688
Selling, general and administrative	9,178	9,983	21,108	17,310
Total operating expenses	26,543	64,478	59,176	131,998
Loss from operations	(27,273)	(64,361)	(60,240)	(124,881)
Other income (expense), net	262	(111)	178	(83)
Net loss and comprehensive loss	$(27,011)	$(64,472)	$(60,062)	$(124,964)
Net loss per share, basic and diluted	$(1.01)	$(2.51)	$(2.26)	$(6.44)
Weighted average shares used in the calculation of net loss per share, basic and diluted	26,618,920	25,648,151	26,544,375	19,414,066

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2021	29,863,674	$3	26,408,031	$3	$598,913	$(364,942)	$233,977
Issuance of Common Stock upon exercise of stock options	—	—	65,862	—	98	—	98
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	145,027	—	216	—	216
Stock-based compensation expense	—	—	—	—	1,545	—	1,545
Net loss	—	—	—	—	—	(33,051)	(33,051)
Balance at March 31, 2022	29,863,674	$3	26,618,920	$3	$600,772	$(397,993)	$202,785
Stock-based compensation expense	—	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	—	(27,011)	(27,011)
Balance at June 30, 2022	29,863,674	$3	26,618,920	$3	$602,017	$(425,004)	$177,019

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	53,509,351	$290,945	—	—	2,126,254	$—	$64,335	$(172,906)	$(108,571)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	85,895	—	131	—	131
Issuance of Common Stock upon initial public offering, net of issuance costs of $21,349	—	—	—	—	15,870,000	2	232,546	—	232,548
Conversion of convertible preferred stock into common stock and Series 1 convertible preferred stock upon initial public offering	(53,509,351)	(290,945)	29,863,674	3	7,555,432	—	290,942	—	290,945
Stock-based compensation expense	—	—	—	—	—	—	1,772	—	1,772
Net loss	—	—	—	—	—	—	—	(60,492)	(60,492)
Balance at March 31, 2021	—	$—	29,863,674	$3	25,637,581	$2	$589,726	$(233,398)	$356,333
Issuance of Common Stock upon exercise of stock options	—	—	—	—	52,792	—	80	—	80
Stock-based compensation expense	—	—	—	—	—	—	1,791	—	1,791
Net loss	—	—	—	—	—	—	—	(64,472)	(64,472)
Balance at June 30, 2021	—	$—	29,863,674	$3	25,690,373	$2	$591,597	$(297,870)	$293,732

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(60,062)	$(124,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,790	3,563
Depreciation and amortization	1,343	410
Non-cash lease expense	1,008	528
Changes in operating assets and liabilities:
Accounts receivable	(453)	354
Inventory	(2,219)	—
Prepaid expenses and other current assets	(2,350)	(103)
Prepaid research and development	—	9,583
Other long-term assets	980	(981)
Accounts payable	(1,144)	6,633
Accrued expenses and other liabilities	(5,429)	49,428
Lease liabilities	(235)	(346)
Net cash used in operating activities	$(65,771)	$(55,895)
Investing activities
Purchase of property and equipment	(706)	(1,120)
Net cash used in investing activities	$(706)	$(1,120)
Financing activities
Proceeds from initial public offering, net of issuance costs	—	232,546
Proceeds from stock option exercises	98	211
Proceeds from stock issuances pursuant to employee stock purchase plan	216	—
Net cash provided by financing activities	$314	$232,757
Net (decrease) increase in cash, cash equivalents and restricted cash	(66,163)	175,742
Cash, cash equivalents and restricted cash at beginning of period	233,312	173,133
Cash, cash equivalents and restricted cash at end of period	$167,149	$348,875
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for lease liability	$19,245	$13,499
Property and equipment purchases included in accounts payable and accrued expenses	$265	$354
Remeasurement of operating lease right-of-use asset for lease modification	$—	$208

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$165,373	$313,458
Restricted cash	—	34,650
Restricted cash – other long-term assets	1,776	767
Total cash, cash equivalents and restricted cash	$167,149	$348,875

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Notes to Condensed Financial Statements (Unaudited)

1. Organization and nature of business

Talis Biomedical Corporation (the Company) is a molecular diagnostic company focused on advancing health equity and outcomes through the delivery of accurate infectious disease testing in the moment of need, at the point of care. The Company plans to develop and commercialize innovative products on its sample-to-answer Talis One system to enable accurate, low cost, and rapid molecular testing. In November 2021, the U.S. Food and Drug Administration (FDA) granted Emergency Use Authorization (EUA) for use of the stand-alone Talis One COVID-19 assay in a variety of healthcare settings, and on May 12, 2022, we received the CE Mark certification under the European In-Vitro Diagnostic Devices Directive (IVDD) for the stand-alone Talis One COVID-19 assay. In January 2022, the Company began to act as an authorized distributor for third-party COVID-19 antigen tests (Antigen Tests). Upon selling its limited remaining Antigen Tests, the Company intends to conclude this program. The Company was incorporated in 2013 under the general laws of the State of Delaware and is based in Redwood City, California (CA) and Chicago, Illinois (IL).

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

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including a net loss of $60.1 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had unrestricted cash and cash equivalents of $165.4 million and $1.8 million of restricted cash held within other long-term assets on the condensed balance sheet.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and commercialization of the Talis One system. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its products. The Company expects its existing unrestricted cash and cash equivalents as of June 30, 2022 will be sufficient to fund its operations through at least one year from the date these condensed financial statements are issued. The Company expects to finance its future operations with its existing unrestricted cash and cash equivalents and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, grant agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

In March 2022, we implemented a reduction in force designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We incurred $1.0 million of expenses during the six months ended June 30, 2022 related to the reduction in force, substantially all of which consisted of charges related to the staff reduction, including cash expenditures and other costs.

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

The condensed balance sheets presented as of December 31, 2021 has been derived from the audited financial statements as of that date. The condensed financial statements and notes as presented do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed financial statements and notes included in this Quarterly Report should be read in conjunction with the financial statements and notes included in the Company’s 2021 Annual Report on Form 10-K (Annual Report) filed with the SEC.

The significant accounting policies used in preparation of these condensed financial statements for the six months ended June 30, 2022 are consistent with those described in our Annual Report.

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

Reclassifications

The accompanying condensed statements of cash flows for the six month period ended June 30, 2021 and the accompanying condensed balance sheets for the year ended December 31, 2021 reflects the Company's reclassification of grants receivables and unbilled grants receivables to accounts receivable, to conform to the presentation of the current period.

Accounts receivable, net

Accounts receivable include trade receivables, unbilled receivables and grant receivables. The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the accounts receivable. The Company considers various factors in establishing, monitoring, and adjusting its allowance for doubtful accounts, including the aging of the accounts and aging trends and specific exposures related to particular customers. Accounts receivable are charged off after all reasonable means to collect the full amount have been exhausted. The Company has an immaterial allowance for doubtful accounts as of June 30, 2022.

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

The COVID-19 pandemic continues to drive volatility in global economic conditions as governments around the world implement various measures to slow and control the ongoing spread of the virus. Resurgences in COVID-19 infections or new strains of the virus may affect our operations. We continue to evaluate the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than the carrying value, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to inventory are recorded in cost of product sold and a new lower-cost basis for the inventory is established. Excess and obsolete inventory is primarily based on estimated forecasted sales, usage levels, and expiration dates.

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

The Company recognizes revenue under Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers, when a customer obtains control of promised goods or services, with a transaction price that reflects the consideration which the entity expects to receive in exchange for those goods or services. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. If necessary, revenue is recorded net of variable consideration based on the amounts the Company expects to be earned or to be claimed on the related sales. The Company estimates the amount of its product sales that may result in returns or in price adjustments and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The returned assets cannot be re-sold and have no value to the Company.

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. When performance obligations are not transferred to a customer at the end of a reporting period, cash received associated with the amount allocated to those performance obligations is reflected as contract liabilities on the condensed balance sheets and is deferred until control of these performance obligations is transferred to the customer. There are no contract liabilities as of June 30, 2022.

Contract costs

Under ASC 606, the Company is required to capitalize incremental costs to obtain customer contracts if the costs relate directly to a contract that can be specifically identified and expect to be recovered. These costs are required to be amortized to expense consistent with the transfer of the goods or services to the customer to which the asset relates. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. The Company did not have any capitalized contract costs for the six months ended June 30, 2022.

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

3. Fair value measurement

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$155,371	$—	$—	$155,371
Total assets measured at fair value	$155,371	$—	$—	$155,371

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$205,071	$—	$—	$205,071
Total assets measured at fair value	$205,071	$—	$—	$205,071

4. Balance sheet components

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development costs	$1,540	$5,303
Other liabilities	999	1,080
	$2,539	$6,383

5. Revenue

Product revenue, net

The Company currently operates in one reportable segment. There were no sales to customers outside of the United States during the six months ended June 30, 2022. The Company had two customers that each individually comprised over 10% of product revenues, net for the six months ended June 30, 2022.

Grant revenue and receivables

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2022, the Company exercised its fourth one-year option under the grant, extending the term through April 2023 with $1.0 million in additional funding available under the extension. During each of the three months ended June 30, 2022 and 2021, the Company recognized $0.1 million of revenue related to this grant. During the six months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.1 million of revenue related to this grant, respectively.

NIH Rapid Acceleration of Diagnostics - RADx Initiative contracts

In July 2020, the Company was awarded a subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s RADx initiative and a contract from the NIH directly for Phase 2 of the RADx initiative. The RADx initiative aims to speed the development, validation, and commercialization of innovative, rapid tests that can directly detect COVID-19. In 2021, the Company and the NIH amended the contract for the completion of the RADx initiative, extending the term of the contract to January 30, 2022 and decreased the potential milestone payment from $4.0 million to $2.0 million. The contract expired on January 30, 2022. During each of the three months ended June 30, 2022 and 2021, the Company did not recognize revenue related to this grant. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $0.7 million and $7.0 million related to the RADx initiative, respectively.

6. Commitments and contingencies

Operating leases

In January 2021, the Company entered an operating lease for laboratory and office space in Chicago, IL. The Company received access to the premises and the lease commenced in May 2021. The lease is classified as an operating lease and will continue for an initial term of 11 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the lease is approximately $1.7 million annually with fixed escalations of 2.5% per annum.

In January 2021, the Company entered an operating lease for laboratory and office space in Redwood City, CA. The Company received access to the premises and the lease commenced in June 2022. As of June 30, 2022, the Company recorded a right-of-use asset of $23.9 million on the Company's condensed balance sheet, including $4.7 million for a prepayment made to the landlord in 2021. The lease is classified as an operating lease and will continue for an initial term of 10.5 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the lease is approximately $2.6 million annually with fixed escalations of 3.0% per annum.

The components of the lease costs and supplemental cash flow information relating to the Company's leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2022	2021	2022	2021
Operating lease costs	$913	$478	$1,592	$648
Variable lease costs	160	35	195	52
Total operating lease costs	$1,073	$513	$1,787	$700
Cash Flows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$322	$261	$611	$466

	June 30,
	2022	2021
Weighted-average remaining lease term	10.3 years	10.4 years
Weighted-average discount rate	6.9%	5.1%

The undiscounted future lease payments for operating leases as of June 30, 2022 were as follows (in thousands):

(in thousands)	Operating Leases
2022 (remainder)	750
2023	3,782
2024	4,374
2025	4,496
2026	4,621
2027 and thereafter	29,698
Total future minimum lease payments	47,721
Less: imputed interest	(14,619)
Present value of operating lease liabilities	33,102
Less: current portion of lease liabilities	(2,334)
Noncurrent portion of lease liabilities	$30,768

Standby letter of credit

In January 2022, in conjunction with the Company’s Redwood City, CA operating lease, the Company entered into a standby letter of credit (LOC) in the amount of $1.0 million to secure the lease through its expiration. The Company is required to maintain a cash balance of $1.0 million as collateral for the LOC, which has been classified in other long-term assets on the balance sheet. In exchange, $1.0 million in funds held with the landlord as a long-term deposit in other long-term assets on the balance sheets as of December 31, 2021, was released.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also provides indemnifications to directors and officers of the Company to the maximum extent permitted under applicable Delaware law. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2022, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Unconditional purchase obligations

In the normal course of business, the Company enters into various firm purchase commitments. As of June 30, 2022, these commitments totaled approximately $8.8 million, all of which are expected to be incurred in 2022.

7. Stockholders’ equity

Convertible preferred stock

Upon the closing of the IPO, 42,705,056 affiliated convertible preferred stock with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining 10,804,295 outstanding historical convertible preferred stock were converted into 7,555,432 shares of common stock. As of June 30, 2022 and December 31, 2021, there were no shares of Series 2 non-voting convertible preferred stock outstanding.

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

Voting

The holders of our Series 1 convertible preferred stock are entitled to one vote per share. Holders of shares of our common stock and Series 1 convertible preferred stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders. The Series 1 convertible preferred stock does not have cumulative voting rights. Holders of our Series 2 non-voting convertible preferred stock have no voting rights except as required by law or as set forth in our amended and restated certificate of incorporation.

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

Conversion of the Series 2 non-voting convertible preferred stock into common stock is prohibited if the holder exceeds a specified threshold of voting security ownership. The Series 2 non-voting convertible preferred stock is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like; provided that such holder shall not be entitled to convert the Series 2 non-voting convertible preferred in excess of that number of convertible preferred stock which upon giving effect or immediately prior to such conversion would cause the holder to exceed 4.99% ownership or voting power individually or in aggregate with its affiliated holders. The 4.99% can be increased to up to 19.99% by the holders of such shares with 61 days’ notice to the Company. Shares of Series 2 non-voting convertible preferred stock automatically convert to common stock on a one-for-one basis upon any sale or transfer of such shares of Series 2 non-voting convertible preferred stock.

Dividends

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock have the right to receive dividends first or simultaneously with payment of dividends on common stock. As of June 30, 2022, no such dividends had been declared or accrued.

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

Protective provisions

Consent of the holders of a majority of the voting rights of the outstanding Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock is required for any amendment or change of the rights, preferences, privileges, or powers of, or the restrictions provided for the benefit of, the Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock, respectively.

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

Common stock

The Company’s February 2021 amended and restated certificate of incorporation authorized the issuance of up 200,000,000 shares of common stock, each having a par value of $0.0001 and entitled to one vote per share. No dividends have been declared or paid during the six months ended June 30, 2022.

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

As of June 30, 2022, there were 212,147 shares issued under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. Stock-based compensation expense of $0.2 million and $0.3 million related to the ESPP has been recorded for the six months ended June 30, 2022 and 2021, respectively.

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

Stock options

A summary of stock option activity during the six months ended June 30, 2022 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,590,411	$5.48	8.8	$6,196
Granted	4,347,646	$1.08
Exercised	(65,862)	$1.50
Forfeited	(2,200,917)	$5.30
Expired	(422,657)	$4.51
Outstanding at June 30, 2022	10,248,621	$3.72	9.0	$—
Exercisable at June 30, 2022	2,804,018	$5.33	8.1	$—
Nonvested at June 30, 2022	7,444,603	$3.11	9.4	$—

As of June 30, 2022, the total unrecognized stock-based compensation related to stock options was $14.2 million, which is expected be recognized over a weighted-average period of approximately 3 years.

As of June 30, 2022, the Company has granted service-based stock option awards which may accelerate vesting upon performance-based or market-based conditions. For awards that vest based on multiple conditions, the Company estimates the fair value on its grant date using the Black-Scholes option valuation model or the Monte Carlo Simulation valuation model, depending on the terms and conditions of the particular award. For awards where vesting occurs based on a service condition only, the Company recognizes compensation expense using the straight line method over the requisite service period. For awards where vesting occurs based on either a service condition or a performance condition, the Company recognizes stock-based compensation over the requisite service period using the accelerated attribution method for awards with a performance condition if the performance condition is deemed probable of being met. For awards where vesting occurs based on either a service condition or a market condition, compensation expense is recognized over the requisite service period. If the market condition is satisfied prior to the completion of the requisite service period, any remaining unrecognized compensation expense will be accelerated at that time.

Restricted stock units

A summary of RSU activity during the six months ended June 30, 2022 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value (per RSU)
Outstanding at December 31, 2021	407,720	$5.72
Granted	324,300	$1.24
Vested	—	$—
Forfeited	(132,105)	$5.51
Outstanding at June 30, 2022	599,915	$3.35

As of June 30, 2022, the total unrecognized stock-based compensation related to RSUs was $1.7 million, which is expected to be recognized over a weighted average period of approximately 3 years.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$234	$558	$809	$1,181
Selling, general and administrative	1,011	1,233	1,981	2,382
Total stock-based compensation	$1,245	$1,791	$2,790	$3,563

9. Related-party transactions

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

10. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss - basic and diluted	$(27,011)	$(64,472)	$(60,062)	$(124,964)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	26,618,920	25,648,151	26,544,375	19,414,066
Net loss per share - basic and diluted	$(1.01)	$(2.51)	$(2.26)	$(6.44)

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

	As of June 30,
	2022	2021
Series 1 convertible preferred stock	29,863,674	29,863,674
Options to purchase common stock	10,248,621	7,874,134
Shares estimated to be purchased under 2021 ESPP	455,305	77,727
Unvested RSUs	599,915	—
Total	41,167,515	37,815,535

Note 11. Subsequent events

On August 1, 2022, the Company announced a reduction in force in connection with our refocus on the women's health and STI markets and will be implementing further spending reductions to preserve cash given the uncertainty in timing of gross profit contributions or future financings. The Company expects to recognize $1.5 million of expense related to these reductions during the three months ended September 30, 2022.

On July 27, 2022, the Company received a notice (the “Notice”) from the Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s common stock had been below $1.00 per share for thirty-one (31) consecutive business days as of the date of the Notice. The Notice has no immediate effect on the listing of the Company’s common stock, which will continue to trade at this time on the Nasdaq Global Market under the symbol “TLIS.”

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

We are developing the Talis One system which leverages expertise across chemistry, biology, engineering and software to create a fully integrated, cloud-enabled and portable molecular diagnostic solution that customers can rapidly deploy when and where needed. The Talis One system incorporates core proprietary technologies into a compact, easy-to-use instrument, that employs single use assay cartridges and software, including a central cloud database, which are designed to work together to provide levels of testing accuracy equivalent to a central laboratory. We intend to commercialize the Talis One system as an integrated solution comprising single use consumables, an instrument and software. Our commercial strategy will focus on building and expanding an installed base of Talis One systems to generate revenue from the purchase of such products.

We initially planned that our first commercial test would be the stand-alone Talis One COVID-19 assay, which is a rapid point-of-care molecular diagnostic to detect SARS-CoV-2 directly from a patient sample in less than 30 minutes. However, due to the declining market demand for polymerase chain reaction (PCR) COVID-19 tests and increased demand for at-home over the counter antigen COVID-19 tests in the United States, we are suspending our commercial investment in the stand-alone Talis One COVID-19 assay. We are refocusing the Company on the development and commercialization of women's health and sexually transmitted infections (STI) tests on the Talis One system, where we believe our on-board sample preparation capabilities and turnaround time can deliver greater clinical impact, with plans to develop and launch a panel assay for the detection of Chlamydia trachomatis (CT) and Neisseria gonorrhoeae (NG). In January 2022, in order to generate revenue to support our operations and sales forces, we began purchasing and distributing third-party COVID-19 antigen tests (Antigen Tests) as an authorized distributor. Upon selling our limited remaining Antigen Tests, we intend to conclude this program.

Our products will require marketing authorization from the FDA prior to commercialization. On November 5, 2021, we received an EUA from the FDA for the emergency use of the Talis One system for our COVID-19 test, which we refer to as the Talis One COVID-19 Test System, and on May 12, 2022, we received the CE Mark authorization for the Talis One COVID-19 Test System under the European In-Vitro Diagnostic Devices Directive (IVDD). Due to the COVID-19 global pandemic, we obtained marketing authorization for our Talis One COVID-19 Test System under an EUA. After assessing current market dynamics, including the lack of demand for PCR COVID-19 tests in the United States, and the current financial environment, we are suspending commercial investment in the stand-alone Talis One COVID-19 assay, as we believe the investments required to commercialize in the COVID-19 market outweigh the potential economic return. For our women's health and STI tests, we plan to pursue 510(k) clearance or other forms of marketing authorization under the FDA’s standard medical device authorities.

We have invested in automated cartridge manufacturing lines, the first of which began to come on-line in the first quarter of 2021. We are currently validating the performance of those automated cartridge manufacturing lines which are located at our contract manufacturers' sites and are operated by our contract manufacturing partners. Based on recent improvements in our manufacturing process, including our ability to manufacture at scale with acceptable invalid rates and first pass yields, we plan to resume investigational use only (IUO) system evaluations of the Talis One system in order to gain user experience and feedback on the platform's physical components, workflow and software. We have also received components to build 5,000 Talis One instruments from our instrument contract manufacturer.

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

We have incurred recurring losses since our inception, including net losses of $60.1 million and $125.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $425.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

•
continue the research and development of our platform and assays for multiple diseases;
•
initiate clinical trials for, or additional preclinical development of, our Talis One system;
•
further develop and refine the manufacturing processes for our Talis One system and potentially the design of our Talis One system;
•
change or add manufacturers or suppliers of materials used for our Talis One system;
•
seek marketing authorizations;
•
seek to identify and validate diagnostic assays for additional disease states;
•
obtain, maintain, protect and enforce our intellectual property portfolio;
•
re-establish and deploy a sales force;
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

As of June 30, 2022, we had unrestricted cash and cash equivalents of $165.4 million. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $165.4 million as of June 30, 2022 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued. Our objective is to fund operations further into 2025 with current cash reserves. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. We may need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek additional funding through the issuance of our common stock, other equity or debt financings, or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our assays and development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to significantly delay or scale back our operations.

In August 2022, in connection with our refocus on the women's health and STI markets, we implemented a reduction in force, of approximately 35% of our employees, designed to align our remaining resources to focus on (i) developing women's health and STI assays on the Talis One system, (ii) our internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI assays. We expect to incur $1.5 million of expenses related to the reduction in force during the three months ended September 30, 2022. This is in addition to $1.0 million of expenses incurred in the first quarter related to the March 2022 reduction in force, substantially all of which consisted of one-time charges related to the staff reduction, including cash expenditures and other costs. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to this August 2022 reduction in force.

COVID-19 pandemic

Since it was reported to have surfaced in December 2019, a novel strain of coronavirus (COVID-19) spread across the world and was declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 intensified in 2020 and 2021 and governments around the world, including in the United States, Europe and Asia, implemented travel restrictions, social distancing requirements, stay-at-home orders and delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has been affecting our employees, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets.

The COVID-19 pandemic continues to drive volatility in global economic conditions as governments around the world implement various measures to slow and control the ongoing spread of the virus. Resurgences in COVID-19 infections or new strains of the virus may affect our operations. We continue to evaluate the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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
•
business disruptions caused by workplace, laboratory and office closures, travel limitations, cyber security and data accessibility limits, or communication or mass transit disruptions; and
•
limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

Components of our results of operations

Revenue

To date, we have not generated any revenue from sales of our Talis One system. We expect to generate revenue in the future from product sales of our Talis One instruments and single use cartridges, following regulatory approval. Our business model is focused on driving the adoption of the Talis One system. Customers would gain access to our instrument via a direct sales model or a reagent rental model. Under direct platform sales, our customers would directly purchase our Talis One instrument and make subsequent independent purchases of our cartridges. This would include, during our early customer engagements, a fully paid workflow license to practice the desired workflow(s) in a specific field of use. In addition, we would also offer platform support to the extent customers require further system and workflow optimization following platform implementation. When we place a system under a reagent rental agreement, we plan to install equipment in the customer’s facility without a fee and the customer agrees to purchase our cartridges at a stated price over the term of the reagent rental agreement. Some of these agreements could include minimum purchase commitments. Under a reagent rental model, we plan to retain title to the equipment and such title is transferred to the customer at the conclusion of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

We cannot predict when, or to what extent we will generate revenue from the commercialization and sale of our system. While we have obtained an EUA for our Talis One COVID-19 Test System and the CE Mark authorization under the IVDD, we have not generated any revenue from the sales of such system, and we do not intend to invest in the commercialization of the stand-alone Talis One COVID-19 assay due to current commercial market dynamics for PCR COVID-19 tests in the United States. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply. Our contract manufacturers may not have the ability to produce quality product at scale to meet commercial demand which could delay commercialization efforts. Further, we may not succeed in obtaining regulatory approval for our women's health and STI products, or any other future assays. Growth and predictability of recurring revenue is impacted by the timing of commercialization and expansion of our products. It is our goal and expectation that recurring revenue will grow over time, both in absolute dollars and as a percentage of our revenue.

Product revenue, net

In January 2022, we began distributing the Antigen Tests. We currently derive all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications, or ASC, Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. Upon selling our limited remaining Antigen Test inventory, we intend to conclude this program.

Grant revenue

For the six months ended June 30, 2022 and 2021, our revenue from government grants includes a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative (NIH Contract).

The NIH Contract for the RADx initiative expired on January 30, 2022. The Company successfully met milestone requirements and recognized $0.7 million of grant revenue during the six months ended June 30, 2022. There is no additional funding available under the NIH Contract.

Under the NIH grant, we recognized $0.3 million during the six months ended June 30, 2022. There is the possibility of an additional $1.0 million in payments through April 2023.

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
•
cost of outside consultants, including their fees and related travel expenses, engaged in research and development functions; and
•
expenses related to regulatory affairs.

Until future commercialization is considered probable and the future economic benefit is expected to be realized, we do not capitalize pre-launch inventory costs and costs of property and equipment prior to completion of marketing authorization unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable, and future economic benefit can be asserted. We record pre-launch inventory costs to research and development costs, or if used in marketing evaluations, record such cost to selling, general and administrative expense. We record property and equipment costs to research and development costs when the asset does not have an alternative future use. A number of factors are taken into consideration, based on management’s judgment, including the current status in the regulatory approval process, potential impediments to the approval process, anticipated research and development initiatives and risk of technical feasibility, viability of commercialization and marketplace trends.

Research and development activities are central to our business model. We previously focused our research and development efforts on the stand-alone Talis One COVID-19 assay but have refocused on the development of assays and tests for women's health and STIs. We expect to continue to incur significant research and development expenses in the future as we continue the research and development of our platform and assays for other infectious diseases and disease states, initiate clinical trials for future tests, further develop and refine the manufacturing processes for our platform, and continue commercialization efforts. There are numerous factors associated with the successful commercialization of any assay we may develop in the future for other diseases or disease states, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of operations

Comparison for the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Revenue
Grant revenue	$70	$117	$(47)
Product revenue, net	502	—	502
Total revenue, net	572	117	455
Cost of product sold	1,302	—	1,302
Gross profit (loss)	(730)	117	(847)
Operating expenses:
Research and development	17,365	54,495	(37,130)
Selling, general and administrative	9,178	9,983	(805)
Total operating expenses	26,543	64,478	(37,935)
Loss from operations	(27,273)	(64,361)	37,088
Other income/(expense), net	262	(111)	373
Net loss and comprehensive loss	$(27,011)	$(64,472)	$37,461

Grant revenue

Grant revenue for the three months ended June 30, 2022 and 2021 relates to the NIH grants and the RADx initiative. During each of the three months ended June 30, 2022 and 2021, $0.1 million of revenue was recognized related to our NIH grant.

Product revenue, net, cost of product sold and gross profit (loss)

We began to generate sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The increase in product revenue and cost of product sold is due to increased volume in units sold whereas we did not conduct product revenue generating activities during the same period in 2021.

Research and development expenses

Research and development expenses for the three months ended June 30, 2022 and 2021 were $17.4 million and $54.5 million, respectively, a decrease of $37.1 million. Substantially all of our research and development expenses incurred were related to the manufacturing scale-up for, and development of the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decrease of $37.1 million was primarily driven by expense declines of $22.0 million for the automation of consumable manufacturing and $15.0 million in instrument component costs as we near completion of the scale up project.

Selling, general and administrative expenses

Selling, general and administrative expenses were $9.2 million for three months ended June 30, 2022, compared to $10.0 million for the three months ended June 30, 2021, a decrease of $0.8 million. The decrease was primarily due to decreases in personnel related expenses including salaries and benefits and stock-based compensation expenses as a result of our March 2022 reduction in force.

Comparison for the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Revenue
Grant revenue	$944	$7,117	$(6,173)
Product revenue, net	2,815	—	2,815
Total revenue, net	3,759	7,117	(3,358)
Cost of product sold	4,823	—	4,823
Gross profit (loss)	(1,064)	7,117	(8,181)
Operating expenses:
Research and development	38,068	114,688	(76,620)
Selling, general and administrative	21,108	17,310	3,798
Total operating expenses	59,176	131,998	(72,822)
Loss from operations	(60,240)	(124,881)	64,641
Other income/(expense), net	178	(83)	261
Net loss and comprehensive loss	$(60,062)	$(124,964)	$64,902

Grant revenue

Grant revenue for the six months ended June 30, 2022 and 2021 relates to the NIH grants and the RADx initiative. During the six months ended June 30, 2022, $0.7 million of revenue was recognized related to meeting milestones under our RADx initiative and $0.3 million of revenue was recognized related to our NIH grant. During the six months ended June 30, 2021, $7.0 million of revenue was recognized related to the RADx initiative and $0.1 million was recognized related to our NIH grant. The RADx initiative expired on January 30, 2022.

Product revenue, net, cost of product sold and gross profit (loss)

We began to generate sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The increase in product revenue and cost of product sold is due to increased volume in units sold whereas we did not conduct product revenue generating activities during the same period in 2021.

Research and development expenses

Research and development expenses for the six months ended June 30, 2022 and 2021 were $38.1 million compared to $114.7 million, a decrease of $76.6 million. The decrease of $76.6 million was primarily driven by expense declines of $50.0 million for the automation of consumable manufacturing and $29.0 million in instrument component costs as we near completion of the scale up project, offset by higher salary and wages of $1.7 million.

Substantially all of our research and development expenses incurred for the periods were related to the manufacturing scale-up for, and development of the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2022 were $21.1 million compared to $17.3 million for the six months ended June 30, 2021, an increase of $3.8 million. The increase was primarily due to higher personnel related expenses of $1.9 million, including salaries and benefits and stock-based compensation expenses as a result of our March 2022 reduction in force, an increase of $1.4 million in legal-related expenses and a $0.6 million increase in insurance.

Liquidity and capital resources

Sources of liquidity

We have funded our operations primarily through public equity offerings, private placements of equity securities and through government grants.

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

As of June 30, 2022, we had unrestricted cash and cash equivalents of $165.4 million. We believe our unrestricted cash and cash equivalents balance as of June 30, 2022 is sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. Our objective is to fund operations further into 2025 with current cash reserves. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch.

In August 2022, in connection with our refocus on the women's health and STI markets, we implemented a reduction in force, of approximately 35% of our employees, designed to align our remaining resources to focus on (i) developing women's health and STI assays on the Talis One system, (ii) our internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI assays. We expect to incur $1.5 million of expenses related to the reduction in force during the three months ended September 30, 2022. This is in addition to $1.0 million of expenses incurred in the first quarter related to the March 2022 reduction in force, substantially all of which consisted of one-time charges related to the staff reduction, including cash expenditures and other costs. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to this August 2022 reduction in force.

Nasdaq Deficiency Notice

On July 27, 2022, we received a notice (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 31 consecutive business days as of the date of the Notice. The Notice has no immediate effect on the listing or trading of our common stock, which will continue to trade at this time on the Nasdaq Global Market under the symbol “TLIS.”

We have a period of 180 calendar days, or until January 23, 2023 to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by January 23, 2023, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we do not regain compliance within the allotted compliance periods, our common stock could result in delisting. In that event, we may appeal such delisting determination to a hearings panel.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including a reverse stock split.

Future funding requirements

We do not have any commercial-scale manufacturing facilities and expect to rely on third parties to manufacture the Talis One system and related assay cartridges. We have entered into, and expect to enter into additional, agreements with contract manufacturers to support our manufacturing scale up. We have engaged a third-party logistics provider to manage the movement of materials between suppliers and contract manufacturers and for finished goods warehousing.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $425.0 million through June 30, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $165.4 million as of June 30, 2022, will be sufficient to fund our operations for at least 12 months after our condensed financial statements are issued. Our objective is to fund operations further into 2025 with current cash reserves. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of the Talis One system, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

•
our ability to receive, and the timing of receipt of future regulatory approval for our products;
•
the number and development requirements of assays for other diseases or disease states that we may pursue;
•
our ability to manufacture the Talis One system at scale to meet eventual market demand, if any;
•
the amount of capital, and related timing of payments, required to build sufficient inventory of our Talis One system and assay cartridges in advance of and during commercial launch;
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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(65,771)	$(55,895)
Net cash used in investing activities	(706)	(1,120)
Net cash provided by financing activities	314	232,757
Net (decrease) increase in cash, cash equivalents and restricted cash	$(66,163)	$175,742

Operating activities

During the six months ended June 30, 2022, net cash used in operating activities was $65.8 million, resulting from our net loss of $60.1 million, a decrease accrued expenses of $5.4 million driven by the substantial completion of our manufacturing scale-up project, and increases in prepaid expenses of $2.4 million as it relates to insurance prepayments and inventory of $2.2 million related to the purchase of Antigen inventory. These outflows were offset by non-cash items of $2.8 million of stock-based compensation and $1.3 million of depreciation and amortization.

During the six months ended June 30, 2021, cash used in operating activities was $55.9 million, resulting primarily from our net loss of $125.0 million partially offset by increases in our accrued expenses of $49.4 million and accounts payable $6.6 million as a result of our manufacturing scale up project, a decrease in our prepaid research and development of $9.6 million, and non-cash items of $4.5 million, made up of stock-based compensation of $3.6 million, amortization of our right-of-use assets on operating leases of $0.5 million, and depreciation expense of $0.4 million.

Investing activities

During the six months ended June 30, 2022 and 2021, we used $0.7 and $1.0 million of cash for investing activities related to purchases of property and equipment, respectively.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.3 million, primarily consisting of $0.2 million in proceeds from stock option exercises.

During the six months ended June 30, 2021, net cash provided by financing activities was $232.8 million, primarily consisting of $232.6 million of proceeds from the issuance of common stock in our initial public offering and $0.2 million in proceeds from stock option exercises.

Contractual obligations and commitments

Leases

See Note 6. Commitments and contingencies, to our unaudited condensed financial statements included in Item 1 of this Quarterly Report for a summary of our operating lease commitments as of June 30, 2022.

Manufacturing production lines

In 2020, we began developing production lines to automate the production of our Talis One cartridges for the COVID-19 assay with the intention to scale up our manufacturing capabilities to meet expected demand. These commitments represent firm commitments relating to the scale-up of manufacturing capacity for Talis One cartridges, primarily attributed to investments in production lines. We expect to incur commitments, in the normal course of business, related to the scale up of production lines of $2.1 million which is expected to be incurred in the twelve month period subsequent to June 30, 2022.

Purchase commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to us and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered. We have purchase commitments of $8.8 million as of June 30, 2022. Our purchase commitments are incurred in the normal course of business and made up of $6.1 million related to Talis One cartridges, $1.4 million for Talis One instruments, and $1.3 million relating to the purchase of the Antigen Tests for distribution, all of which are expected to be incurred in 2022.

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

Our critical accounting policies and estimates are discussed in our Annual Report. Changes in our critical policies and estimates during the six months ended June 30, 2022 are discussed below.

Revenue Recognition

Product revenue, net

We generate revenue from our sales of the Antigen Tests. These revenues are recorded net of sales returns and discounts which are estimated at the time of sale. We have recognized sales to customers from two primary customer types: (i) direct customers, including hospitals, urgent care centers, physician, retail and public health clinics, and (ii) sub-distributors. We have not generated material revenue from sales to government organizations. We recognize revenue under Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers, when a customer obtains control of promised goods or services, in transaction price that reflects the consideration which the entity expects to receive in exchange for those goods or services. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Variable consideration is recognized at an amount we believe is not subject to significant reversal and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed. For example, we must estimate future product returns at the time of sale. The expected value is determined based on sales data, product expiration dates and levels of inventory, contractual terms with customers, and any new or anticipated changes in sales strategies or regulations. We believe this provides a reasonable basis for recognizing revenue, however, actual results could differ from estimates and significant changes in estimates could impact our results of operations in future periods.

Inventory

We value our inventory at the lower of cost or net realizable value and determines the cost of inventory using the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared to current or committed inventory levels. We periodically review our inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than the carrying value, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to inventory are recorded in cost of product sold and a new lower-cost basis for the inventory is established. Excess and obsolete inventory is primarily based on estimated forecasted sales, usage levels, and expiration dates.

Recently issued accounting pronouncements

Recently issued accounting policies and estimates are discussed in our Annual Report.

Recently adopted accounting standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We early adopted ASU 2016-13 on January 1, 2022 with no impact on our accumulated deficit, current financial position, results of operations and comprehensive loss or cash flows.

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

We may take advantage of these exemptions for up to the last day of the fiscal year ending after the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (2) December 31, 2026; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2022.

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

Our application to register the trademark TALIS in the United States in connection with medical analysis services was the subject of an opposition before the USPTO through which Talis Clinical, LLC alleged that our application for registration of the trademark TALIS should not be registered because it is likely to be confused with the prior unregistered trademark TALIS used in connection with medical software and related goods and services. On September 8, 2021, Talis Clinical, LLC’s opposition was sustained by the USPTO. On November 10, 2021, we filed a civil action in the United States District Court for the Northern District of Ohio seeking review of the USPTO’s decision in the opposition proceeding. On March 24, 2022, Talis Clinical, LLC filed counterclaims against us alleging unfair competition and infringement of their alleged TALIS trademark under federal law and Ohio state law. We have denied Talis Clinical, LLC’s allegations in our answer to the counterclaims, filed on April 15, 2022. Talis Clinical, LLC is also seeking to cancel our issued trademark registration for TALIS in connection with medical diagnostic apparatus and instruments for detection, identification, and assessment of infectious diseases. We are engaged in preliminary negotiations with Talis Clinical, LLC. In the event these negotiations are unsuccessful, we intend to vigorously defend our right to use our registered TALIS trademark.

On or about January 7, 2022, John Modrak filed a class action in the United States District Court for the Northern District of California against us, certain of our officers and directors, and J.P. Morgan Securities LLC, BofA Securities, Inc., Piper Sandler & Co., and BTIG, LLC, underwriters of our February 2021 initial public offering (“IPO”), captioned as Modrak v. Talis Biomedical Corp., et al., No. 3:22-cv-00105, purportedly on behalf of shareholders who purchased shares of our stock that were registered in our IPO. On February 18, 2022, Karen Mitcham filed a substantively identical lawsuit in the same court captioned as Mitcham v. Talis Biomedical Corp., et al., No. 3:22-cv-01039-JD, against us, and the same officers and directors as the Modrak lawsuit. The complaints allege that our registration statement and prospectus issued in connection with our IPO was false and misleading and omitted to state material adverse facts related to the comparator assay used in our primary study, our EUA application for our Talis One COVID-19 Test System, and associated regulatory approval and commercialization. The complaints seek unspecified damages under Section 11 and Section 15 of the Securities Act of 1933 ("Securities Act"), and reasonable attorneys’ and expert witnesses’ fees and other costs.

These two cases have been consolidated and co-lead plaintiffs have been appointed as mandated by the applicable federal securities laws. On July 1, 2022, the plaintiffs filed a consolidated class action complaint against us and certain of our current and former officers and directors. The consolidated complaint does not assert claims against the above-referenced underwriters. In addition to the claims previously alleged, the consolidated complaint sets forth a second set of claims against us and certain of our current and former officers based on public statements made after the IPO under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") and covers stock acquisitions made between March 30, 2021 and March 15, 2022. The consolidated complaint seeks unspecified damages under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, and reasonable attorneys' fees and other costs. We dispute these claims and intend to defend these matters vigorously. These claims remain at an early stage, and the extent and outcome of these claims cannot be predicted at this time.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, together with the other information contained in this Quarterly Report, including our financial statements and the related notes. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special note regarding forward-looking statements.” We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on March 15, 2022.

Risks related to our business and strategy

We have realigned our business strategy from primarily responding to the COVID-19 pandemic with our Talis One COVID-19 Test System to focusing on women's health and STI assays, including CT/NG, which will require pursuing marketing authorization through the FDA’s standard 510(k) clearance process. We may not be able to obtain marketing authorization for these assays, which would adversely affect our business, financial condition and results of operations.*

We have focused our efforts on the development of the Talis One system for FDA clearance or other marketing authorization as a point-of-care testing platform for infectious diseases. Prior to the COVID-19 pandemic, we focused our research and development efforts on developing the Talis One point-of-care platform for use in women’s health and STI assays, including CT/NG. However, during the COVID-19 pandemic, we developed and received an EUA for the stand-alone Talis One COVID-19 assay. Based on current market dynamics, the demand for PCR COVID-19 tests in the United States, and the level of investment we believe would be necessary for a broad commercial launch, we are suspending any further material investment in commercializing the stand-alone Talis One COVID-19 assay and plan to focus our resources on our multiplex products in the women's health and STI health markets, initially on a CT/NG assay on the Talis One system. In order to gain user experience and feedback on the Talis One platform's physical components, workflow and software, we plan to resume IUO system evaluations of the Talis One system. We intend to submit a 510(k) submission to the FDA for our CT/NG assay. We may not receive clearance or if we receive clearance, there are numerous factors to consider that make it difficult to evaluate our future business prospects and, therefore, we may not be able to achieve our goals and strategy. Failure to achieve marketing authorization for these assays would adversely affect our business, financial conditions and result of operations.

Development of the data necessary to obtain marketing authorization of a diagnostic test is time-consuming and carries with it the risk of not yielding the desired results. The performance achieved in initial studies may not be repeated in later studies that may be required to obtain marketing authorizations. In addition, limited results from earlier-stage verification studies may not predict results from studies conducted to obtain marketing authorization. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our products, any of which may materially adversely affect our business, financial condition and results of operations. Furthermore, results that would be sufficient for regulatory approval or clearance may not demonstrate strong performance characteristics, limiting the market demand for the system, which would adversely affect our business. See “—Risks related to regulatory matters.”

We rely on a significant number of third-party manufacturers and suppliers for our instrument and cartridges, which reliance has created and may continue to create delays due to the complexity of our manufacturing lines and supply chain, as well as exposure to manufacturing and supply limitations or interruptions and quality and quantity issues.*

We do not have any commercial-scale manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply. The manufacturing of our Talis One instrument and cartridge is a complex process that involves over 500 raw materials, intermediates and subassemblies. The complexity of the instrument and cartridge designs and number of parts involved has presented manufacturing challenges for us and our third-party manufacturers. In addition, our reliance on these third-party manufacturers exposes us to significant risk that we will not have sufficient quantities of our products at an acceptable cost or quality, which has and could continue to delay, prevent or impair our clinical trials and commercialization efforts. While we do not have any commercial-scale manufacturing facilities, we have invested in the development of multiple automated assembly lines for production of the assay cartridges. However, the lines are not fully validated or optimized, and we have, and we could continue to incur substantial expenditures intended to achieve acceptable quality, costs and output. In addition, delays that may occur with one supplier have had and could continue to have a ripple affect with other suppliers. Such ripple effects have and could continue to increase costs or obligate Talis to purchase materials before they are required for commercial purposes which have and could continue to increase costs, increase risk of scrap or damage relationships with our suppliers. For example, we have encountered manufacturing challenges that have contributed to significant delays in our ability to produce the Talis One system at scale which has delayed the commercialization of the Talis One system. Such delays and any future delays or required expenditures have and could continue to prevent us from launching our Talis One system, which will adversely impact our business, financial condition and results of operations.

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

We have engaged a third-party logistics company to manage the movement of materials between suppliers and for finished goods warehousing. However, if any of our suppliers fails to perform adequately or fulfill our needs at a commercially reasonable cost, we may be required to incur significant costs and devote significant efforts to find new suppliers and may face delays in processing samples or developing and commercializing our products. For example, a sole supplier supplies us with the enzymes used in our assay cartridges. While we acquire these proprietary enzymes from the supplier on customary terms, if we had to replace our enzymes, we may also need to acquire alternate enzymes, and optimize our tests with new enzymes, buffers and amplification conditions. This would most likely result in significant delays in delivering our products to the market and require new applications for marketing authorizations. In addition, the COVID-19 pandemic may cause shortages of key supplies, such as pipettes and nasal swabs, that are necessary components of our products. The ability to provision such key supplies may be outside our control and may limit the use of our products and the purchase of our tests.

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

We may be unable to validate our manufacturing for the Talis One instrument and cartridges at scale, which may impact our ability to support our research and development pipeline.*

In order to commercialize our products, we will need to manufacture the Talis One instrument and assay cartridges in large quantities. Although we have notable progress implementing modifications to the manufacturing process, quality controls and supply conformance, we have experienced delays in manufacturing our products, and we, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our products in a timely or cost-effective manner, or at all. If we, or our manufacturing partners, are unable to successfully scale-up the manufacture of our products in sufficient quality and quantity, the development, testing and clinical trials of our women's health and STI products may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We have experienced delays related to the manufacture of the instrument and cartridges due to the complexity of the process. This has subsequently delayed our progress in developing future products by reducing access to material and requiring us to divert significant internal resources to focus on stabilizing the manufacturing process with our manufacturing partners. Also, due to the insufficient supply of instruments and cartridges and implementation of required design changes, our ability to commence formal reliability studies to determine product reliability when produced at scale has been delayed, and may continue to be delayed or paused, if we encounter any additional manufacturing issues.

We have no or limited experience in developing, marketing and commercializing diagnostic platforms and tests, and we are continuing to evaluate the sales model for the Talis One system, which may make it difficult to evaluate the success of our business and to assess our future viability.*

We have no experience with the entire commercialization process for the Talis One system. We have gained some experience with the initial stages of the process, including demand generation, evaluations, and quoting, and we have recent commercialization experience selling and distributing the Antigen Tests. As a result, we have limited experience forecasting future financial performance for our products, including any third-party products that we may offer, such as the Antigen Tests, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. In addition, we are continuing to evaluate the appropriate acquisition model for our Talis One system and cannot predict the proportion of customers that would procure the Talis One instrument through capital purchase versus our planned equipment leasing model. Our results of operations could fluctuate with high variability depending on the changes in the proportion of our customers who directly purchase as compared to renting the equipment which will make it challenging to predict our operating results, particularly during the early stages of our commercial launch.

We expect that future commercialization of the Talis One system in the United States will require pursuing 510(k) clearance or another available approval path. The launch of new products is inherently uncertain and requires the completion of commercialization activities that are complex, costly, time-intensive and uncertain, and require us to accurately anticipate patients’, providers’ and, if applicable, payors’ attitudes and needs, the future competitive landscape, and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals on a timely basis, or at all.

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

We may not be able to sell our remaining inventory of the Antigen Tests at a profit, or at all.*

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

If our products do not perform as expected, including due to errors, defects or reliability issues, our reputation and market acceptance of our products could be harmed, and our operating results, reputation and business will suffer.*

Our success depends on physician and customer confidence that we can provide reliable and highly accurate diagnostic tests and enable better patient care. We believe that physicians and other healthcare providers are likely to be particularly sensitive to defects, errors or reliability issues in our products, including if our products fail to accurately diagnose infections with high accuracy from patient samples, and there can be no guarantee that our products will meet their expectations. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our product deliveries increase and our product portfolio expands.

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

Further, our products are designed to be used at the customer’s location by untrained personnel. We cannot provide assurance that our products will be approved for use by untrained personnel or that our customers will always use our products in the manner in which we intend. Any intentional or unintentional misuse of our products by our customers could lead to substantial civil and criminal monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.

If our products do not perform, or are perceived to not have performed, as expected or favorably in comparison to competitive products, our operating results, reputation, and business will suffer, and we may also be subject to legal claims arising from product limitations, errors, or inaccuracies.

Additionally, many of the pathogens for which we are developing tests may mutate over time. Such mutations may negatively affect the accuracy of our tests or even make our tests obsolete if our tests are unable to detect future variants. The failure of our products to perform as expected could significantly impair our operating results and our reputation, including if we become subject to legal claims arising from any defects or errors in our products or test results.

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

We have substantially scaled back our sales and marketing and customer support capabilities which could impact our ability to commercialize our current or future products, if and when they are approved, and we may not be able to generate any revenue.*

In August 2022, we implemented a reduction in force of approximately 35% of our employees which has impacted our sales, service and support personnel, and thus our ability to market, sell and support future products, if any. We may not be successful in re-establishing our commercial organization, if and when we have approved products in the future, and we may not be able to generate any revenue.

Factors that may inhibit our efforts to commercialize our future products on our own include:

•
our inability to retain or hire adequate numbers of effective sales and marketing personnel, particularly following a reduction in force;
•
the inability of sales personnel to obtain access to enterprise accounts, institutions and/or physicians or educate adequate numbers of these customers on the benefits of ordering our products;
•
competitive disadvantages of our products relative to competitor products; and
•
unforeseen costs and expenses associated with re-establishing an independent sales and marketing organization or scaling up our commercial organization.

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

If our current or future products are not competitive in their intended markets, we may be unable to increase or sustain our revenues or achieve profitability.*

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. Due to the significant interest and growth in diagnostics, we expect ongoing intense competition.

We anticipate facing competition primarily from centralized laboratories and diagnostic companies offering both point-of-care and at-home solutions. Competitors include those offering molecular, antibody and antigen tests. Competitors in the reference lab category include Laboratory Corporation of America Holdings (commonly referred to as LabCorp) and Quest Diagnostics Incorporated, along with many hospital laboratories. Our competitors in the point-of-care and/or at-home category, for molecular and/or antigen tests include Abbott Laboratories, Binx Health, Inc., BioFire Diagnostics, LLC, Cepheid (a subsidiary of Danaher Corporation), Cue Health Inc., Lucira Health, Inc., Thermo Fischer Scientific Inc., Roche Molecular Systems, Inc., Visby Medical, Inc., ON/GO, QuidelOrtho, and OraSure. There are also smaller or earlier-stage companies developing tests that may also prove to be significant competitors in the women’s health and/or sexual health markets. Many of our potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, regulatory clearance approval and compliance, and sales and distribution than we do. Mergers and acquisitions involving diagnostics companies may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or customer networks. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize diagnostic products or services that are more accurate, more convenient to use or more cost-effective than our products or services. Our competitors also may obtain FDA or other regulatory clearance or approval for their products more rapidly than we may obtain clearance or approval or other marketing authorizations for ours, which could result in our competitors establishing a strong market position before we are able to enter a particular market.

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

We have estimated the sizes of the markets for our current and future products, and these markets may be smaller than we estimate.*

Our estimates of the annual addressable markets for our women's health and STI tests under development are based on a number of internal and third-party estimates as well as the assumed rates at which such products will be reimbursed, or the assumed prices at which we can sell our products for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. The market and competitive landscape are continuously changing. Any number of factors that are outside of our control could make our estimates invalid.

There can be no assurance that demand for our women's health and STI tests will continue to exist in the future. If the actual number of patients who would benefit from our products under development, the price at which we can sell future products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

We are highly dependent on our senior management team and key personnel, and if we are unable to recruit, train and retain key personnel, we may not achieve our goals.*

Our future success depends on our ability to recruit, develop, retain and motivate key personnel. We have had changes in our management and executive leadership team, including appointing a new chief executive officer, which could lead to disruption of our business or distraction of our employees as we adapt to such management changes. In addition, we have implemented two reductions in force which could result in unintended attrition for senior management and key personnel. The loss of members of our senior management, research and development, science and engineering, manufacturing and sales and marketing teams could result in delays in product development and harm our business.

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

If we fail to achieve the expected financial and operational benefits of our recent reductions in force, our business and financial results may be harmed.*

In August 2022, in connection with our refocus on the women's health and STI markets, we implemented a reduction in force, of approximately 35% of our employees, designed to align our remaining resources to focus on (i) developing women's health and STI assays on the Talis One system, (ii) our internal manufacturing expertise to support the commercial launch of the Talis One system and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI assays. We believe these changes will preserve capital and help ensure that we are appropriately resourced to advance our pipeline of women's health and STI assays on the Talis One system. We anticipate that we will incur approximately $1.5 million of expenses related to the reduction in force, substantially all of which will consist of one-time charges related to the staff reduction, including cash expenditures and other costs. Substantially all of the committed actions under the reduction in force will be completed by the end of September 2022. The estimates of the expenses we expect to incur, including any estimates of annualized savings going forward, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force.

The August 2022 reduction in force follows our earlier reduction in force, of approximately 25% of our employees, that we implemented in March 2022. These reductions in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of these reductions in force. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. These reductions in work force could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from these reductions in force, or if we experience significant adverse consequences from these reductions in force, our business, financial condition, and results of operations may be materially adversely affected.

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
•
multiple, conflicting and changing laws and regulations such as privacy, security, and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements, reimbursement or payor regimes and other governmental approvals, permits and licenses;
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

We may acquire other businesses or engage in other strategic transaction discussions with third parties, each of which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.*

We may in the future make additional acquisitions or investments in companies, diagnostic tests or technologies that we believe either fit within our business model and can address the needs of our customers and potential customers or will otherwise provide strategic benefits to us. In the future, we may not be able to acquire and integrate other companies, diagnostic tests or technologies in a successful manner. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur additional expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, including increases in revenue, and any acquisitions we complete could be viewed negatively by our customers, investors and industry analysts. Additionally, we may engage with third parties, including potential acquirers, in discussions regarding strategic transactions. The time required to engage with any such third parties could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.

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

Risks related to regulatory matters

We intend to seek to market our products for point-of-care clinical diagnostic use and will be required to obtain marketing authorizations before they can be marketed. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome. If we fail to obtain or maintain necessary marketing authorizations, or if such authorizations for future products are delayed or not issued, it will negatively affect our business, financial condition and results of operations.*

While we focused initially on the development of the stand-alone Talis One COVID-19 assay, our strategy is to expand our product line to encompass products that are intended to be used as point-of-care diagnostics for a variety of infectious diseases particularly in the women's health and STI health markets. Such products will be subject to regulation by the FDA as medical devices, including requirements for regulatory clearance or approval of such products before they can be marketed. Accordingly, we will be required to obtain marketing authorization in order to sell our future products in a manner consistent with FDA laws and regulations. Such processes are expensive, time-consuming and uncertain; our efforts may never result in any marketing authorization; and failure by us to obtain or comply with such marketing authorizations could have an adverse effect on our business, financial condition or operating results.

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
•
the manufacturing process or facilities we use may not meet applicable requirements; and
•
the potential for market authorization policies, regulations or laws of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

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

We may never obtain authorization to market our tests in any foreign country for any of our products and, even if we do, we may never be able to commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.*

In order to eventually market any of our products in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding quality, safety, performance and efficacy. In addition, clinical trials or clinical investigations conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory clearance, authorization or approval in one country does not guarantee regulatory clearance, authorization or approval in any other country. For example, the performance characteristics of our products may need to be validated separately in specific ethnic and genetic populations. Marketing authorization processes vary among countries and can involve additional product testing and validation and additional administrative review periods.

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

Our commercial success could be compromised if our customers do not receive coverage and adequate reimbursement for our products.*

The potential end-users of our women's health and STI tests include hospitals, physician practices, urgent care centers, public health and retail clinics that need rapid and high-quality testing to best serve their patients. If these end-users do not receive adequate reimbursement for the cost of our products from their patients’ healthcare insurers or payors, the use of our products could be negatively impacted. Furthermore, the net sales of our products could also be adversely affected by changes in reimbursement policies of government or private healthcare payors.

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

Hospitals, physicians and other healthcare providers who purchase diagnostic products in the United States generally rely on third-party payors, such as private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of the product. Therefore, our market success is highly dependent upon government and commercial third-party payors providing coverage and adequate reimbursement for our test. While we believe our women's health and STI tests will qualify for coverage that is currently available for other women's health and STI tests on the market, coverage criteria and reimbursement rates for diagnostic tests are subject to adjustment by payors, and current reimbursement rates could be reduced, or coverage criteria restricted in the future, which could adversely affect the market for our tests. In addition, the availability of other forms of testing in the future, such as at-home tests, could impact the reimbursement rate and market acceptance for our women's health and STI tests.

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

Modifications to our products may require new 510(k) clearances, PMA approvals, or other marketing authorizations, or may require us to cease marketing or recall the modified products until clearances, approvals, or other marketing authorizations are obtained.*

Modifications to any products for which we receive clearance, approval, or other marketing authorization may require new regulatory approvals, clearances, or marketing authorizations, including 510(k) clearances or PMA approvals, or require us to recall or cease marketing the modified systems until these clearances, approvals, or other marketing authorizations are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. For a product subject to 510(k) clearance, a manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance, approval, or marketing authorization is required. If the FDA disagrees and requires new clearances, approvals, or other marketing authorizations for the modifications, we may be required to recall and to stop marketing the modified products, which could require us to seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions. Moreover, even if we seek new clearances, approvals, or other marketing authorizations for our modifications, we may not obtain clearance, approval, or other marketing authorizations in a timely manner, if at all. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Clinical trials will be required to support future product submissions to the FDA. The clinical trials that may be required for our products are expensive and time-consuming, their outcome is uncertain, and if our clinical trials do not meet the stated endpoints in their evaluations, or if we experience significant delays in any of these tests or trials, our ability to commercialize our products and our financial position will be impaired.*

Clinical development is a long, expensive and uncertain process with several clinical trials involved, any of which is subject to significant delays. Due to known or unknown circumstances beyond our control, it may take us several years to complete our testing, and failure can occur at any stage of testing. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses.

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

The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•
we may be required to submit an Investigational Device Exemption (IDE) application to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials;
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
•
market authorization policies, regulations or laws of the FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for market authorization; and
•
our current or future products may have undesirable side effects or other unexpected characteristics.

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

Even if we receive marketing authorization for a planned product, we and our suppliers will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.*

Any product for which we obtain clearance, approval, or other marketing authorization, and the manufacturing processes, post-market surveillance, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, unless exempt, we and our suppliers are required to comply with the FDA’s QSR and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•
untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•
unanticipated expenditures to address or defend such actions;
•
customer notifications for repair, replacement, refunds;
•
recall, detention or seizure of our products;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;
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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

We process personal data and other sensitive data (including health data we collect about trial participants in connection with clinical trials); proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the California Consumer Privacy Act of 2018 (CCPA). HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The CCPA imposes obligations on businesses to which it applies that include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states, like Colorado, Connecticut, Utah, and Virginia, have enacted data privacy laws which differ from the CPRA and all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.

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

The misuse or off-label use of our products may harm our reputation in the marketplace, result in false test results that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.*

We are not permitted to market our products for off-label uses. For example, the EUA for our Talis One COVID-19 Test System is for the in vitro qualitative detection of RNA from the SARS-CoV-2 virus in nasal swab specimens from individuals suspected of COVID-19 by a healthcare provider. We are not permitted to market our Talis One COVID-19 Test System for use in screening of asymptomatic populations, for use in pooling samples for testing, or for use with different specimen samples (other than nasal swab specimens). Such uses would be considered “off-label.” We have trained and will train our marketing and direct sales force to not promote our products for uses outside of any FDA-authorized indications for use. We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of inaccurate results if physicians attempt to use our tests off-label. Furthermore, such off-label uses could harm our reputation in the marketplace among physicians and patients.

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

Some of our intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.*

Our intellectual property rights may be subject to a reservation of rights by one or more third parties. For example, certain intellectual property rights related to structures, such as the rotor or assay chambers, within Talis One assay cartridges were generated, at least in part, through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in the cartridges of our current or future products pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has what are referred to as “march-in” rights to, under certain limited circumstances, require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention and achieve practical application of the government-funded technology, (2) government action is necessary to meet public health or safety needs, (3) government action is necessary to meet requirements for public use under federal regulations or (4) we fail to meet requirements of federal regulations. The U.S. government also has the right to take title to these inventions if we or our licensors fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. These rights may permit the government to disclose our confidential information to third parties. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. To the extent any of our future owned or licensed intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of such rights could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Risks related to our financial condition and capital requirements

We have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.*

We have historically incurred substantial net losses, including net losses of $60.1 million and $125.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $425.0 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to efforts to develop women's health and STI assay tests, for the commercial launch of the Talis One system, and thereafter to increase the adoption of our products, improve these products, scale our manufacturing capabilities and research, develop and commercialize new products. We are exposed to foreign exchange risk in our operations, specifically around our supplier purchase commitments in foreign currencies. The impact of foreign exchange fluctuations on our contracts with third-party vendors, which are denominated in a currency other than the U.S. dollar, could adversely impact our results of operations, financial condition and cash flows.

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

We will likely need to raise additional capital to fund our existing operations, further develop our diagnostic platform, commercialize new products, and expand our operations.*

We may seek to sell common or preferred equity or convertible debt securities, enter into another credit facility or another form of third-party funding, or seek other debt financing. We may also need to raise capital sooner or in larger amounts than currently anticipated for numerous reasons, including as a result of failure to obtain regulatory approvals for our test panels, or other risks described in this Quarterly Report. In addition, we intend to pursue a reagent rental model where the customer does not purchase our Talis One instrument, which will require substantial additional working capital.

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
•
our ability to successfully launch our products;
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

Risks related to ownership of our common stock

The market price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance and you could lose all or part of your investment.*

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including, but not limited to:

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In recent years, stock markets in general, and the market for life science technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. From February 12, 2021 through July 27, 2022, the closing price of our common stock has ranged between $0.80 and $27.80 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

If we are unable to regain compliance with the listing requirements of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.*

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Market.

On July 27, 2022, we received a notice (Notice), from The Nasdaq Stock Market (Nasdaq), that we are not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1) (Minimum Bid Price Requirement). The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until January 23, 2023, to regain compliance with the Minimum Bid Price Requirement by having the minimum bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Market under the symbol “TLIS” at this time.

If we do not regain compliance by January 23, 2023, we may be afforded an additional 180 calendar day period to regain compliance. To qualify, we would be required to transfer to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. Following a transfer to the Nasdaq Capital Market, we would be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for us to do so. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination to a hearings panel.

There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Global Market (or, potentially, the Nasdaq Capital Market) or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Global Market (or, potentially, the Nasdaq Capital Market), including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

Delisting from the Nasdaq Global Market (or, potentially, the Nasdaq Capital Market) may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

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

Future sales of our common stock in the public market could cause the market price of our common stock to decline.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

There were 10,248,621 shares of common stock issuable upon the exercise of options outstanding and 599,915 shares of common stock issuable upon vesting of restricted stock units as of June 30, 2022. We registered all of the shares of common stock issuable upon exercise of such outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (Securities Act). The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of June 30, 2022, holders of approximately 37,489,210 shares, or 66.4% of our capital stock, will have rights, subject to some conditions, to require us to file, and maintain the effectiveness of, registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.*

We have broad discretion in the application of the net proceeds to us from our initial public offering, including for any of the purposes described in the section titled “Use of proceeds,” in our prospectus filed with the SEC on February 12, 2021, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, our ultimate use may vary substantially from our currently intended use. For example, due to significant delays in obtaining an EUA for the Talis One COVID-19 Test System and to produce the Talis One system at scale, which in turn delayed the commercialization of the Talis One system, we have used a larger proportion of the net proceeds from our initial public offering for research and development expenses and a smaller proportion for commercial activities than our original estimates in our prospectus filed with the SEC on February 12, 2021, and we expect to continue to utilize a significant amount of our remaining net proceeds on research and development expenses in support of our updated business strategy. Investors will need to rely upon the judgment of our management with respect to the use of proceeds. Pending use, we may invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the United States government that may not generate a high yield for our stockholders. If we do not use the net proceeds that we received from our initial public offering effectively, our business, financial condition, results of operations and prospects could be harmed, and the market price of our common stock could decline.

Our principal stockholder owns a very significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of July 27, 2022, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 83% of our outstanding voting stock. Further, 66.4% of our outstanding voting stock is owned by entities affiliated with Baker Bros. Advisors LP (Baker Bros.). In addition, the holders of our Series 1 convertible preferred stock, which, subject to certain limitations, is a voting common stock equivalent, may elect to convert shares of Series 1 convertible preferred stock into shares of Series 2 convertible preferred stock, which is a non-voting common stock equivalent. These shares of Series 2 convertible preferred stock are then convertible into shares of our common stock, subject to certain beneficial ownership limitations.

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

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.*

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. These assessments must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time. We continue the costly and challenging process, starting last year, of compiling the information systems, processes and internal controls documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 of the Sarbanes–Oxley Act requires that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to outsource or hire the accounting and financial staff with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act.

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

Recent sales of unregistered securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC.

We received approximately $233 million in net proceeds from our initial public offering. Through June 30, 2022, we used approximately $222 million of the net proceeds from the offering primarily to fund our ongoing research and development activities, manufacturing scale-up project and pre-launch inventory.

Due to significant delays in obtaining the EUA for the Talis One COVID-19 Test System and to produce the Talis One system at scale, which in turn delayed the commercialization of the Talis One system, we have used a larger proportion of the net proceeds from our initial public offering for research and development expenses and a smaller proportion for commercial activities than our original estimates in our prospectus filed with the SEC on February 12, 2021 pursuant to Rule 424(b)(4), and we expect to continue to utilize a significant amount of our remaining net proceeds on research and development expenses in support of our updated business strategy. Other than the foregoing, there have been no other no material changes in the planned use of proceeds from our initial public offering from that described in the related prospectus filed February 12, 2021 with the SEC pursuant to Rule 424(b)(4) under the Securities Act. Pending such uses, we plan to continue investing the unused proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On July 27, 2022, we received a notice (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 31 consecutive business days as of the date of the Notice. The Notice has no immediate effect on the listing or trading of our common stock, which will continue to trade at this time on the Nasdaq Global Market under the symbol “TLIS.”

We have a period of 180 calendar days, or until January 23, 2023 to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by January 23, 2023, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we do not regain compliance within the allotted compliance periods, our common stock could result in delisting. In that event, we may appeal such delisting determination to a hearings panel.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including a reverse stock split.

Costs Associated with Exit or Disposal Activities

On August 1, 2022, in connection with our refocus on the women's health and STI markets, we implemented a reduction in force, of approximately 35% of our employees, designed to align our remaining resources to focus on (i) developing women's health and STI assays on the Talis One system, (ii) internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI assays. We expect to incur $1.5 million of expenses related to the reduction in force during the three months ended September 30, 2022. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to this August 2022 reduction in force. Substantially all of the committed actions under the reduction in force will be completed by the end of September 2022. The estimates of the expenses we expect to incur, including any estimates of annualized savings going forward, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force.

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

10.1+	Talis Biomedical Corporation 2021 Equity Incentive Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder.

10.2+	Talis Biomedical Corporation 2021 Employee Stock Purchase Plan, as amended.

10.3+	Talis Biomedical Corporation Amended and Restated Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: August 2, 2022	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

Date: August 2, 2022	By:	/s/ J. Roger Moody, Jr.
J. Roger Moody, Jr.
Chief Financial Officer