Form 10-Q
period 2022-09-30
Talis Biomedical Corp
filed 2022-11-03
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 56,645,589 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 26,781,915 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock, which is a voting common stock equivalent, subject to certain limitations.

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
•
our ability to increase demand for our products and services, obtain and maintain favorable coverage and reimbursement determinations from third-party payors and expand geographically;
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

•
We have realigned our business strategy from primarily responding to the COVID-19 pandemic with our Talis One COVID-19 Test System to focusing on women's health and STI assays, including CT/NG/TV, which will require pursuing marketing authorization through the FDA’s standard 510(k) clearance process. We may not be able to obtain marketing authorization for these assays, which would adversely affect our business, financial condition and results of operations.
•
We will likely need to raise additional capital to fund our existing operations, further develop our diagnostic platform, commercialize products, if and when approved, and expand our operations.
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
•
We rely on a significant number of third-party manufacturers and suppliers for our instrument and cartridges, which has created and may continue to create delays due to the complexity of our manufacturing lines and supply chain, as well as exposure to manufacturing and supply limitations or interruptions and quality and quantity issues.
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
•
Our commercial success could be compromised if our customers do not receive coverage and adequate reimbursement for our products, if and when approved.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,783	$232,545
Accounts receivable, net	433	183
Inventory	2,027	—
Prepaid expenses and other current assets	4,134	3,387
Total current assets	150,377	236,115
Property and equipment, net	6,869	10,528
Operating lease right-of-use-assets	35,072	12,907
Other long-term assets	1,776	6,278
Total assets	$194,094	$265,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,111	$5,122
Accrued compensation	3,483	6,369
Accrued liabilities	789	6,383
Operating lease liabilities, current portion	2,995	1,232
Total current liabilities	11,378	19,106
Operating lease liabilities, long-term portion	30,330	12,745
Total liabilities	$41,708	$31,851
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized and 29,863,674 shares issued and outstanding as of September 30, 2022 and December 31, 2021; aggregate liquidation preference of $3 as of September 30, 2022 and December 31, 2021	3	3
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 26,781,915 and 26,408,031 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	603,405	598,913
Accumulated deficit	(451,025)	(364,942)
Total stockholders’ equity	152,386	233,977
Total liabilities and stockholders’ equity	$194,094	$265,828

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Grant revenue	$66	$218	$1,010	$7,335
Product revenue, net	730	—	3,545	—
Total revenue, net	796	218	4,555	7,335
Cost of product sold	1,236	—	6,059	—
Gross profit (loss)	(440)	218	(1,504)	7,335
Operating expenses:
Research and development	17,521	25,841	55,589	140,529
Selling, general and administrative	8,825	12,792	29,933	30,102
Total operating expenses	26,346	38,633	85,522	170,631
Loss from operations	(26,786)	(38,415)	(87,026)	(163,296)
Other income (expense), net	765	(3)	943	(86)
Net loss and comprehensive loss	$(26,021)	$(38,418)	$(86,083)	$(163,382)
Net loss per share, basic and diluted	$(0.98)	$(1.49)	$(3.24)	$(8.41)
Weighted average shares used in the calculation of net loss per share, basic and diluted	26,646,205	25,787,101	26,553,603	19,427,730

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2021	29,863,674	$3	26,408,031	$3	$598,913	$(364,942)	$233,977
Issuance of Common Stock upon exercise of stock options	—	—	65,862	—	98	—	98
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	145,027	—	216	—	216
Stock-based compensation expense	—	—	—	—	1,545	—	1,545
Net loss	—	—	—	—	—	(33,051)	(33,051)
Balance at March 31, 2022	29,863,674	$3	26,618,920	$3	$600,772	$(397,993)	$202,785
Stock-based compensation expense	—	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	—	(27,011)	(27,011)
Balance at June 30, 2022	29,863,674	$3	26,618,920	$3	$602,017	$(425,004)	$177,019
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	120,195	—	92	—	92
Issuance of Common Stock pursuant to vesting of awards under equity incentive plan	—	—	42,800	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,296	—	1,296
Net loss	—	—	—	—	—	(26,021)	(26,021)
Balance at September 30, 2022	29,863,674	$3	26,781,915	$3	$603,405	$(451,025)	$152,386

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	53,509,351	$290,945	—	—	2,126,254	$—	$64,335	$(172,906)	$(108,571)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	85,895	—	131	—	131
Issuance of Common Stock upon initial public offering, net of issuance costs of $21,349	—	—	—	—	15,870,000	2	232,546	—	232,548
Conversion of convertible preferred stock into common stock and Series 1 convertible preferred stock upon initial public offering	(53,509,351)	(290,945)	29,863,674	3	7,555,432	—	290,942	—	290,945
Stock-based compensation expense	—	—	—	—	—	—	1,772	—	1,772
Net loss	—	—	—	—	—	—	—	(60,492)	(60,492)
Balance at March 31, 2021	—	$—	29,863,674	$3	25,637,581	$2	$589,726	$(233,398)	$356,333
Issuance of Common Stock upon exercise of stock options	—	—	—	—	52,792	—	80	—	80
Stock-based compensation expense	—	—	—	—	—	—	1,791	—	1,791
Net loss	—	—	—	—	—	—	—	(64,472)	(64,472)
Balance at June 30, 2021	—	$—	29,863,674	$3	25,690,373	$2	$591,597	$(297,870)	$293,732
Issuance of Common Stock upon exercise of stock options	—	—	—	—	205,521	—	563	—	563
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	—	—	67,120	—	439	—	439
Stock-based compensation expense	—	—	—	—	—	—	2,476	—	2,476
Net loss	—	—	—	—	—	—	—	(38,418)	(38,418)
Balance at September 30, 2021	—	$—	29,863,674	$3	25,963,014	$2	$595,075	$(336,288)	$258,792

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(86,083)	$(163,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,086	6,039
Depreciation and amortization	5,268	641
Non-cash lease expense	1,953	1,013
Changes in operating assets and liabilities:
Accounts receivable	(250)	252
Inventory	(2,027)	—
Prepaid expenses and other current assets	(747)	309
Prepaid research and development	—	11,076
Other long-term assets	980	(981)
Accounts payable	(1,009)	482
Accrued expenses and other liabilities	(8,525)	14,365
Lease liabilities	(239)	(457)
Net cash used in operating activities	$(86,593)	$(130,643)
Investing activities
Purchase of property and equipment	(1,566)	(1,879)
Net cash used in investing activities	$(1,566)	$(1,879)
Financing activities
Proceeds from initial public offering, net of issuance costs	—	232,546
Proceeds from stock option exercises	98	774
Proceeds from stock issuances pursuant to employee stock purchase plan	308	439
Net cash provided by financing activities	$406	$233,759
Net (decrease) increase in cash, cash equivalents and restricted cash	(87,753)	101,237
Cash, cash equivalents and restricted cash at beginning of period	233,312	173,133
Cash, cash equivalents and restricted cash at end of period	$145,559	$274,370
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for lease liability	$19,245	$13,499
Property and equipment purchases included in accounts payable and accrued expenses	$44	$39
Remeasurement of operating lease right-of-use asset for lease modification	$—	$342

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$143,783	$273,603
Restricted cash	—	—
Restricted cash – other long-term assets	1,776	767
Total cash, cash equivalents and restricted cash	$145,559	$274,370

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Notes to Condensed Financial Statements (Unaudited)

1. Organization and nature of business

Talis Biomedical Corporation (the Company) is a molecular diagnostic company focused on advancing health equity and outcomes through the delivery of accurate infectious disease testing in the moment of need, at the point of care. The Company plans to develop and commercialize innovative products on its sample-to-answer Talis One system to enable accurate, low cost, and rapid molecular testing. In November 2021, the U.S. Food and Drug Administration (FDA) granted Emergency Use Authorization (EUA) for use of the stand-alone Talis One COVID-19 assay in a variety of healthcare settings, and on May 12, 2022, we received the CE Mark certification under the European In-Vitro Diagnostic Devices Directive (IVDD) for the stand-alone Talis One COVID-19 assay. On August 23, 2022, in response to our withdrawal request filed on August 12, 2022, the FDA revoked our EUA for the stand-alone Talis One COVID-19 assay, as we no longer plan to pursue commercialization of the stand-alone Talis One COVID-19 assay in the United States. In January 2022, the Company began to act as an authorized distributor for third-party COVID-19 antigen tests (Antigen Tests). The Company intends to conclude this program, upon the earlier of (i) selling its limited remaining Antigen Tests and (ii) the expiration date of the Antigen Tests. The Company was incorporated in 2013 under the general laws of the State of Delaware and is based in Redwood City, California (CA) and Chicago, Illinois (IL).

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

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including a net loss of $86.1 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had unrestricted cash and cash equivalents of $143.8 million and $1.8 million of restricted cash held within other long-term assets on the condensed balance sheet.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and commercialization of the Talis One system. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its products. The Company expects its existing unrestricted cash and cash equivalents as of September 30, 2022 will be sufficient to fund its operations through at least one year from the date these condensed financial statements are issued. The Company expects to finance its future operations with its existing unrestricted cash and cash equivalents and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, grant agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

In March 2022, we implemented a reduction in force (RIF) designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We incurred $1.0 million of expenses during the nine months ended September 30, 2022 related to this RIF, substantially all of which consisted of charges related to the staff reduction, including cash expenditures and other costs.

In August 2022, we implemented a separate RIF designed to further reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing women's health and STI assays on the Talis One system and internal manufacturing expertise to support our strategic plans. We incurred $1.5 million of expenses related to this RIF during the three months ended September 30, 2022, substantially all of which consisted of charges related to the staff reduction, including cash expenditures and other costs.

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

The significant accounting policies used in preparation of these condensed financial statements as of and for the three and nine months ended September 30, 2022 are consistent with those described in our Annual Report.

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

During the third quarter of 2022, the Company shortened the useful life of certain lab equipment as a result of manufacturing changes brought about by the decision to no longer pursue the commercialization of the stand-alone Talis One COVID 19 assay in the United States. This change in estimate resulted in $3.3 million of accelerated depreciation expense during the three and nine-months ended September 30, 2022.

Reclassifications

The accompanying condensed statement of cash flows for the nine-month period ended September 30, 2021 and the accompanying condensed balance sheet for the year ended December 31, 2021 reflects the Company's reclassification of grants receivables and unbilled grants receivables to accounts receivable, to conform to the presentation of the current period.

Accounts receivable, net

Accounts receivable include trade receivables, unbilled receivables and grant receivables. The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the accounts receivable. The Company considers various factors in establishing, monitoring, and adjusting its allowance for doubtful accounts, including the aging of the accounts and aging trends and specific exposures related to particular customers. Accounts receivable are charged off after all reasonable means to collect the full amount have been exhausted. The Company has an immaterial allowance for doubtful accounts as of September 30, 2022.

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

Global economic conditions remain volatile resulting from the continuing and evolving effects of the COVID-19 pandemic, inflationary pressures, rising interest rates, the ongoing military conflict between Russian and Ukraine and related sanctions imposed against Russia and otherwise. The Company continues to evaluate the potential impact of these global issues on our current and future business operations, including our expenses, clinical trials and addressable markets as well as on our industry and healthcare system.

The Company is dependent on key suppliers for certain manufacturing and research and development activities. An interruption in the supply of these materials could temporarily impact the Company’s ability to commercialize, manufacture inventory and perform research and development, testing and clinical trials related to its products. The Company is also dependent on its manufacturing partners and third-party logistic partner that are critical to its ability to supply product to its end customers.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than the carrying value, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Inventory write-downs are recorded in cost of product sold and a new lower-cost basis for the inventory is established. Excess and obsolete inventory is primarily based on estimated forecasted sales, usage levels, and expiration dates.

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

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. When performance obligations are not transferred to a customer at the end of a reporting period, cash received associated with the amount allocated to those performance obligations is reflected as contract liabilities on the condensed balance sheets and is deferred until control of these performance obligations is transferred to the customer. There are no contract liabilities as of September 30, 2022.

Contract costs

Under ASC 606, the Company is required to capitalize incremental costs to obtain customer contracts if the costs relate directly to a contract that can be specifically identified and expect to be recovered. These costs are required to be amortized to expense consistent with the transfer of the goods or services to the customer to which the asset relates. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. The Company did not have any capitalized contract costs as of and for the nine months ended September 30, 2022.

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

3. Fair value measurement

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$136,170	$—	$—	$136,170
Total assets measured at fair value	$136,170	$—	$—	$136,170

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$205,071	$—	$—	$205,071
Total assets measured at fair value	$205,071	$—	$—	$205,071

4. Revenue

Product revenue, net

The Company currently operates in one reportable segment. There were no sales to customers outside of the United States during the nine months ended September 30, 2022. The Company had one customer that individually comprised over 10% of product revenues, net for the nine months ended September 30, 2022.

Grant revenue and receivables

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2022, the Company exercised its fourth one-year option under the grant, extending the term through April 2023 with $1.0 million in additional funding available under the extension. During each of the three months ended September 30, 2022 and 2021, the Company recognized $0.1 million of revenue related to this grant. During each of the nine months ended September 30, 2022 and 2021, the Company recognized $0.3 million of revenue related to this grant.

NIH Rapid Acceleration of Diagnostics - RADx Initiative contracts

In July 2020, the Company was awarded a subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s RADx initiative and a contract from the NIH directly for Phase 2 of the RADx initiative. The RADx initiative aims to speed the development, validation, and commercialization of innovative, rapid tests that can directly detect COVID-19. In 2021, the Company and the NIH amended the contract for the completion of the RADx initiative, extending the term of the contract to January 30, 2022 and decreased the potential milestone payment from $4.0 million to $2.0 million. The contract expired on January 30, 2022. The Company recognized nil and $0.1 million in revenue related to this grant during the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $0.7 million and $7.0 million related to the RADx initiative, respectively.

5. Commitments and contingencies

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

In January 2021, the Company entered an operating lease for laboratory and office space in Redwood City, CA. The Company received access to the premises and the lease commenced in June 2022. As of September 30, 2022, the Company recorded a right-of-use asset of $23.9 million on the Company's condensed balance sheet, including $4.7 million for a prepayment made to the landlord in 2021. The lease is classified as an operating lease and will continue for an initial term of 10.5 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the lease is approximately $2.6 million annually with fixed escalations of 3.0% per annum.

The components of the lease costs and supplemental cash flow information relating to the Company's leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2022	2021	2022	2021
Operating lease costs	$1,285	$663	$2,927	$1,311
Variable lease costs	321	28	515	80
Total operating lease costs	$1,606	$691	$3,442	$1,391
Cash Flows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$343	$289	$954	$755

	September 30,
	2022	2021
Weighted-average remaining lease term	10.1 years	10.2 years
Weighted-average discount rate	7.0%	5.1%

The undiscounted future lease payments for operating leases as of September 30, 2022 were as follows (in thousands):

Operating Leases
2022 (remainder)	406
2023	3,782
2024	4,374
2025	4,496
2026	4,621
2027 and thereafter	29,698
Total future minimum lease payments	47,377
Less: imputed interest	(14,052)
Present value of operating lease liabilities	33,325
Less: current portion of lease liabilities	(2,995)
Noncurrent portion of lease liabilities	$30,330

Standby letters of credit

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

In conjunction with the Chicago, IL laboratory and office space lease, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the balance sheet as of September 30, 2022, because it is unavailable for a period longer than one year from the balance sheet date. The LOC had not been drawn upon through September 30, 2022.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also provides indemnification to directors and officers of the Company to the maximum extent permitted under applicable Delaware law. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2022, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Unconditional purchase obligations

In the normal course of business, the Company enters into various firm purchase commitments. As of September 30, 2022, these commitments totaled approximately $3.9 million, all of which are expected to be incurred by 2023.

6. Stockholders’ equity

Convertible preferred stock

Upon the closing of the IPO, 42,705,056 affiliated convertible preferred stock with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining 10,804,295 outstanding historical convertible preferred stock were converted into 7,555,432 shares of common stock. As of September 30, 2022 and December 31, 2021, there were no shares of Series 2 non-voting convertible preferred stock outstanding.

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

Dividends

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock have the right to receive dividends first or simultaneously with payment of dividends on common stock. As of September 30, 2022, no such dividends had been declared or accrued.

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

Registration rights

In March 2021, the Company entered into a registration rights agreement (the Registration Rights Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (the Baker Funds), holders of the Company’s Series 1 convertible preferred stock and related parties. The obligations of the Company regarding such registration rights include, but are not limited to, file a registration statement with the SEC for the registration of registrable securities, reasonable efforts to cause such registration statement to become effective, keep such registration statement effective for up to 30 days, prepare and file amendments and supplements to such registration statement and the prospectus used in connection with such registration statement, and notify each selling holder, promptly after the Company receives notice thereof, of the time when such registration statement has been declared effective or a supplement to any prospectus forming a part of such registration statement has been filed. The terms of the Registration Rights Agreement provide for the payment of certain expenses related to the registration of the shares, including a capped reimbursement of legal fees of a single special counsel for the holders of the shares, but do not impose any obligations for the Company to pay additional consideration to the holders in case a registration statement is not declared effective. On May 10, 2022, the Company filed a registration statement on Form S-3 with the SEC to register the registrable securities pursuant to the Registration Rights Agreement, which registration statement was declared effective on May 24, 2022. Under the Registration Rights Agreement, the Baker Funds also have the right to one underwritten offering per calendar year, but no more than two underwritten offerings or block trades in any twelve-month period, to effect the sale or distribution of their registrable securities, subject to specified exceptions, conditions and limitations. The Registration Rights Agreement also includes customary indemnification obligations in connection with registrations conducted pursuant to the Registration Rights Agreement.

Common stock

The Company’s February 2021 amended and restated certificate of incorporation authorized the issuance of up 200,000,000 shares of common stock, each having a par value of $0.0001 and entitled to one vote per share. No dividends have been declared or paid during the nine months ended September 30, 2022.

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

As of September 30, 2022, there were 332,342 shares issued under the ESPP. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. Stock-based compensation expense of $0.1 million and $0.4 million related to the ESPP has been recognized during the nine months ended September 30, 2022 and 2021, respectively.

2021 Inducement Plan

In November 2021, the Company's Board of Directors adopted the 2021 Inducement Plan (Inducement Plan). The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). Under the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards to individuals not previously employees or directors of the Company, as an inducement toward entering into employment with the Company. The maximum number of shares of common stock that may be issued under the Inducement Plan is 3,000,000 shares.

Stock options

A summary of stock option activity during the nine months ended September 30, 2022 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,590,411	$5.48	8.8	$6,196
Granted	4,367,446	$1.08
Exercised	(65,862)	$1.50
Forfeited	(2,966,759)	$4.87
Expired	(1,207,313)	$4.63
Outstanding at September 30, 2022	8,717,923	$3.63	4.5	$—
Exercisable at September 30, 2022	2,562,679	$5.39	8.1	$—
Nonvested at September 30, 2022	6,155,244	$2.91	3.0	$—

As of September 30, 2022, the total unrecognized stock-based compensation related to stock options was $11.2 million, which is expected be recognized over a weighted-average period of approximately 3 years.

As of September 30, 2022, the Company has granted service-based stock option awards which may accelerate vesting upon performance-based or market-based conditions. For awards that vest based on multiple conditions, the Company estimates the fair value on its grant date using the Black-Scholes option valuation model or the Monte Carlo Simulation valuation model, depending on the terms and conditions of the particular award. For awards where vesting occurs based on a service condition only, the Company recognizes compensation expense using the straight-line method over the requisite service period. For awards where vesting occurs based on either a service condition or a performance condition, the Company recognizes stock-based compensation over the requisite service period using the accelerated attribution method for awards with a performance condition if the performance condition is deemed probable of being met. For awards where vesting occurs based on either a service condition or a market condition, compensation expense is recognized over the requisite service period. If the market condition is satisfied prior to the completion of the requisite service period, any remaining unrecognized compensation expense will be accelerated at that time.

Restricted stock units

A summary of RSU activity during the nine months ended September 30, 2022 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value (per RSU)
Outstanding at December 31, 2021	407,720	$5.74
Granted	337,700	$1.23
Vested	(46,675)	$6.14
Forfeited	(354,568)	$4.10
Outstanding at September 30, 2022	344,177	$2.94

As of September 30, 2022, the total unrecognized stock-based compensation related to RSUs was $0.9 million, which is expected to be recognized over a weighted average period of approximately 3 years.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$243	$528	$1,052	$1,709
Selling, general and administrative	1,053	1,948	3,034	4,330
Total stock-based compensation	$1,296	$2,476	$4,086	$6,039

8. Related-party transactions

Financing activity

During the nine months ended September 30, 2021, the Company received proceeds of $106.2 million from the issuance of common stock to related parties as part of the Company’s IPO, including the Company’s majority shareholder, the Baker Funds, six officers and two members of the Board of Directors.

Registration rights

In March 2021, the Company entered into the Registration Rights Agreement with the Baker Funds, holders of Series 1 convertible preferred stock and related parties (see Note 6).

9. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss - basic and diluted	$(26,021)	$(38,418)	$(86,083)	$(163,382)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	26,646,205	25,787,101	26,553,603	19,427,730
Net loss per share - basic and diluted	$(0.98)	$(1.49)	$(3.24)	$(8.41)

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

	As of September 30,
	2022	2021
Series 1 convertible preferred stock	29,863,674	29,863,674
Options to purchase common stock	8,717,923	8,162,144
Shares estimated to be purchased under 2021 ESPP	162,761	126,112
Unvested RSUs	344,177	310,520
Total	39,088,535	38,462,450

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

We are developing the Talis One system which leverages expertise across chemistry, biology, engineering and software to create a fully integrated, cloud-enabled and point-of-care molecular diagnostic solution that customers can rapidly deploy when and where needed. The Talis One system incorporates core proprietary technologies into a compact, easy-to-use instrument, that employs single use assay cartridges and software, including a central cloud database, which are designed to work together to provide levels of testing accuracy equivalent to a central laboratory. We intend to commercialize the Talis One system as an integrated solution comprising single use consumables, an instrument and software. Our commercial strategy will focus on building and expanding an installed base of Talis One systems to generate revenue from the purchase of such products.

We initially planned that our first commercial test would be the stand-alone Talis One COVID-19 assay, which is a rapid point-of-care molecular diagnostic to detect SARS-CoV-2 directly from a patient sample in less than 30 minutes. However, due to the declining market demand for polymerase chain reaction (PCR) COVID-19 tests and increased demand for at-home over the counter antigen COVID-19 tests in the United States, we suspended our commercial investment in the stand-alone Talis One COVID-19 assay. We have refocused the Company on the development and commercialization of women's health and sexually transmitted infections (STI) tests on the Talis One system, where we believe our on-board sample preparation capabilities and turnaround time can deliver greater clinical impact, with plans to develop and launch a panel assay for the detection of Chlamydia trachomatis (CT), Neisseria gonorrhoeae (NG) and Trichomoniasis vaginalis (TV). In January 2022, in order to generate revenue to support our operations and sales forces, we began purchasing and distributing third-party COVID-19 antigen tests (Antigen Tests) as an authorized distributor. We intend to conclude this program, upon the earlier of (i) selling our limited remaining Antigen Tests and (ii) the expiration date of the Antigen Tests.

Our products will require marketing authorization from the FDA prior to commercialization. On November 5, 2021, we received an EUA from the FDA for the emergency use of the Talis One system for our COVID-19 test, which we refer to as the Talis One COVID-19 Test System, and on May 12, 2022, we received the CE Mark authorization for the Talis One COVID-19 Test System under the European In-Vitro Diagnostic Devices Directive (IVDD). Due to the COVID-19 global pandemic, we obtained marketing authorization for our Talis One COVID-19 Test System under an EUA. After assessing current market dynamics, including the lack of demand for PCR COVID-19 tests in the United States, and the current financial environment, we suspended commercial investment in the stand-alone Talis One COVID-19 assay, as we believe the investments required to commercialize in the United States COVID-19 market outweigh the potential economic return. On August 23, 2022, in response to our withdrawal request filed on August 12, 2022, the FDA revoked our EUA for the stand-alone Talis One COVID-19 assay, as we no longer plan to pursue commercialization of the stand-alone Talis One COVID-19 assay in the United States. For our women's health and STI tests, we plan to pursue 510(k) clearance or other forms of marketing authorization under the FDA’s standard medical device authorities.

We have invested in automated cartridge manufacturing lines, the first of which began to come on-line in the first quarter of 2021. We are currently validating the performance of those automated cartridge manufacturing lines which are located at our contract manufacturers' sites and are operated by our contract manufacturing partners. Based on recent improvements in our manufacturing process, including our ability to manufacture at scale with acceptable invalid rates and first pass yields, we have resumed investigational use only (IUO) system evaluations of the Talis One system in order to gain user experience and feedback on the platform's physical components, workflow and software. We have also received components to build 5,000 Talis One instruments from our instrument contract manufacturer.

We outsource essentially all of our manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third-party contract manufacturers. Our outsourced production strategy is intended to drive rapid scalability. Certain of our suppliers of components and materials are single source suppliers. To support a commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determined to not have an alternative future use have been expensed.

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

We have incurred recurring losses since our inception, including net losses of $86.1 million and $163.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $451.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

As of September 30, 2022, we had unrestricted cash and cash equivalents of $143.8 million. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $143.8 million as of September 30, 2022 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued. Given our recent reductions in force and other expense reductions planned this year, we expect to fund operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. We may need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek additional funding through the issuance of our common stock, other equity or debt financings, or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our assays and development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to significantly delay or scale back our operations.

In August 2022, in connection with our refocus on the women's health and STI markets, we implemented a reduction in force, of approximately 35% of our employees, designed to align our remaining resources to focus on (i) developing women's health and STI assays on the Talis One system, (ii) our internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI assays. We incurred $1.5 million of expenses related to the reduction in force during the three months ended September 30, 2022. This is in addition to $1.0 million of expenses incurred in the first quarter related to the March 2022 reduction in force, substantially all of which consisted of one-time charges related to the staff reduction, including cash expenditures and other costs. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to this August 2022 reduction in force.

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

We cannot predict when, or to what extent we will generate revenue from the commercialization and sale of our system. While we have obtained an EUA for our Talis One COVID-19 Test System and the CE Mark authorization under the IVDD, the EUA was revoked in August 2022 by the FDA following our withdrawal request. We have not generated any revenue from the sales of such system, and we do not intend to invest in the commercialization of the stand-alone Talis One COVID-19 assay due to current commercial market dynamics for PCR COVID-19 tests in the United States. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply. Our contract manufacturers may not have the ability to produce quality product at scale to meet commercial demand which could delay commercialization efforts. Further, we may not succeed in obtaining regulatory approval for our women's health and STI products, or any other future assays. Growth and predictability of recurring revenue is impacted by the timing of commercialization and expansion of our products. It is our goal and expectation that recurring revenue will grow over time, both in absolute dollars and as a percentage of our revenue.

Product revenue, net

In January 2022, we began distributing the Antigen Tests. We currently derive all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications (ASC), Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. We intend to conclude this program, upon the earlier of (i) selling our limited remaining Antigen Tests and (ii) the expiration date of the Antigen Tests.

Grant revenue

For the nine months ended September 30, 2022 and 2021, our revenue from government grants includes a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative (NIH Contract).

The NIH Contract for the RADx initiative expired on January 30, 2022. The Company successfully met milestone requirements and recognized $0.7 million of grant revenue during the nine months ended September 30, 2022. There is no additional funding available under the NIH Contract.

Under the NIH grant, we recognized $0.3 million during the nine months ended September 30, 2022. There is the possibility of an additional $1.0 million in payments through April 2023.

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

•
expenses related to regulatory affairs.

Until future commercialization is considered probable and the future economic benefit is expected to be realized, we do not capitalize pre-launch inventory costs and costs of property and equipment prior to completion of marketing authorization unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable, and future economic benefit can be asserted. We record pre-launch inventory costs to research and development expenses, or if used in marketing evaluations, record such cost to selling, general and administrative expense. We record property and equipment costs to research and development expenses when the asset does not have an alternative future use. A number of factors are taken into consideration, based on management’s judgment, including the current status in the regulatory approval process, potential impediments to the approval process, anticipated research and development initiatives and risk of technical feasibility, viability of commercialization and marketplace trends.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, information technology, sales, product management, corporate and business development and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, information technology, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation expenses and allocated expenses for rent and maintenance of facilities and other operating expenses.

Other income (expense)

Other income (expense), net consists primarily of interest income on cash deposits held at financial institutions, gains and losses on holdings invested in money market funds, and unrealized and realized foreign exchange gains and losses.

Results of operations

Comparison for the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Revenue
Grant revenue	$66	$218	$(152)
Product revenue, net	730	—	730
Total revenue, net	796	218	578
Cost of product sold	1,236	—	1,236
Gross profit (loss)	(440)	218	(658)
Operating expenses:
Research and development	17,521	25,841	(8,320)
Selling, general and administrative	8,825	12,792	(3,967)
Total operating expenses	26,346	38,633	(12,287)
Loss from operations	(26,786)	(38,415)	11,629
Other income/(expense), net	765	(3)	768
Net loss and comprehensive loss	$(26,021)	$(38,418)	$12,397

Grant revenue

Grant revenue for the three months ended September 30, 2022 and 2021 relates to the NIH grants and the RADx initiative. During the three months ended September 30, 2022 and 2021, $0.1 million and $0.2 million of revenue was recognized related to our NIH grant, respectively.

Product revenue, net, cost of product sold and gross profit (loss)

We began to generate sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. We intend to conclude this program, upon the earlier of (i) selling our limited remaining Antigen Tests and (ii) the expiration date of the Antigen Tests and will no longer generate sales following conclusion of this program. The increase in product revenue and cost of product sold is due to increased volume in units sold whereas we did not conduct product revenue generating activities during the same period in 2021.

Research and development expenses

Research and development expenses for the three months ended September 30, 2022 and 2021 were $17.5 million and $25.8 million, respectively, a decrease of $8.3 million. Substantially all of our research and development expenses incurred were related to the development of and manufacturing scale-up for the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decrease of $8.3 million was primarily driven by expense declines of $3.0 million for the automation of consumable manufacturing, $7.3 million in instrument component costs as we near completion of the scale-up project and $1.0 million due to lower personnel related expenses including salaries and benefits and stock-based compensation expenses as a result of our August reduction in force, partially offset by $3.3 million in additional depreciation expense due to acceleration of the useful life of certain lab equipment as a result of manufacturing changes brought about by the decision to no longer pursue the commercialization of the stand-alone Talis One COVID-19 assay in the United States.

Selling, general and administrative expenses

Selling, general and administrative expenses were $8.8 million for three months ended September 30, 2022, compared to $12.8 million for the three months ended September 30, 2021, a decrease of $4.0 million. The decrease was primarily due to lower personnel related expenses including salaries and benefits and stock-based compensation expenses as a result of our March reduction in force.

Comparison for the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Revenue
Grant revenue	$1,010	$7,335	$(6,325)
Product revenue, net	3,545	—	3,545
Total revenue, net	4,555	7,335	(2,780)
Cost of product sold	6,059	—	6,059
Gross profit (loss)	(1,504)	7,335	(8,839)
Operating expenses:
Research and development	55,589	140,529	(84,940)
Selling, general and administrative	29,933	30,102	(169)
Total operating expenses	85,522	170,631	(85,109)
Loss from operations	(87,026)	(163,296)	76,270
Other income/(expense), net	943	(86)	1,029
Net loss and comprehensive loss	$(86,083)	$(163,382)	$77,299

Grant revenue

Grant revenue for the nine months ended September 30, 2022 and 2021 relates to the NIH grants and the RADx initiative. During the nine months ended September 30, 2022, $0.7 million of revenue was recognized related to meeting milestones under our RADx initiative and $0.3 million of revenue was recognized related to our NIH grant. During the nine months ended September 30, 2021, $7.0 million of revenue was recognized related to the RADx initiative and $0.3 million was recognized related to our NIH grant. The RADx initiative expired on January 30, 2022.

Product revenue, net, cost of product sold and gross profit (loss)

We began to generate sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The increase in product revenue and cost of product sold is due to increased volume in units sold whereas we did not conduct product revenue generating activities during the same period in 2021.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2022 and 2021 were $55.6 million compared to $140.5 million, a decrease of $84.9 million. Substantially all of our research and development expenses incurred for the periods were related to the development and manufacturing scale-up for the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decrease of $84.9 million was primarily driven by expense declines of $53.0 million for the automation of consumable manufacturing and $37.0 million in instrument component costs as we near completion of the scale-up project, partially offset by higher salary and wages of $0.6 million, $1.1 million in additional occupancy costs, and $3.3 million in additional depreciation expense due to acceleration of the useful life of certain lab equipment as a result of manufacturing changes brought about by the decision to no longer pursue the commercialization of the stand-alone Talis One COVID-19 assay in the United States.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $29.9 million compared to $30.1 million for the nine months ended September 30, 2021, a decrease of $0.2 million. The decrease was primarily due to lower personnel related expenses, including salaries and benefits and stock-based compensation expenses as a result of our March 2022 reduction in force.

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

As of September 30, 2022, we had unrestricted cash and cash equivalents of $143.8 million. We believe our unrestricted cash and cash equivalents balance as of September 30, 2022 is sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. Given our recent reductions in force and other expense reductions planned this year, we expect to fund operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch.

In August 2022, in connection with our refocus on the women's health and STI markets, we implemented a reduction in force, of approximately 35% of our employees, designed to align our remaining resources to focus on (i) developing women's health and STI assays on the Talis One system, (ii) our internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI assays. We incurred $1.5 million of expenses related to the reduction in force during the three months ended September 30, 2022. This is in addition to $1.0 million of expenses incurred in the first quarter related to the March 2022 reduction in force, substantially all of which consisted of one-time charges related to the staff reduction, including cash expenditures and other costs. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to this August 2022 reduction in force.

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

To date, our primary uses of cash have been to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and operating lease costs. We currently have no other ongoing material financing commitments, such as other lines of credit or guarantees. We expect to incur significant research and development and commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any future collaborators. We expect to incur additional costs associated with operating as a public company. Accordingly, we may choose to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $451.0 million through September 30, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $143.8 million as of September 30, 2022, will be sufficient to fund our operations for at least 12 months after our condensed financial statements are issued. Given our recent reductions in force and other expense reductions planned this year, we expect to fund operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

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

•
the regulatory and political landscape upon any future commercial launch of the Talis One system;
•
the revenue, if any, received from commercial sales of our products, if and when approved, including additional working capital requirements if we pursue a reagent rental model for our Talis One instrument, or from commercial sales of third-party products, including the Antigen Tests;
•
the costs to defend any shareholder suits or other third-party litigation;
•
our ability to establish strategic collaborations; and
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(86,593)	$(130,643)
Net cash used in investing activities	(1,566)	(1,879)
Net cash provided by financing activities	406	233,759
Net (decrease) increase in cash, cash equivalents and restricted cash	$(87,753)	$101,237

Operating activities

During the nine months ended September 30, 2022, net cash used in operating activities was $86.6 million, resulting from our net loss of $86.1 million, a decrease in accounts payable and accrued expenses of $9.5 million driven by the substantial completion of our manufacturing scale-up project, and an increase in inventory of $2.0 million related to the purchase of the Antigen Tests. These outflows were partially offset by non-cash items of $4.1 million of stock-based compensation, $5.3 million of depreciation and amortization, and $2.0 million of non-cash lease expense.

During the nine months ended September 30, 2021, cash used in operating activities was $130.6 million, resulting primarily from our net loss of $163.4 million and other long-term assets of $1.0 million partially offset by increases in our accrued expenses and accounts payable of $14.8 million, a decrease in our prepaid expenses of $11.4 million, and non-cash items of $7.6 million, comprised of stock-based compensation of $6.0 million, amortization of our right-of-use assets on operating leases of $1.0 million, and depreciation expense of $0.6 million. The increase in our accrued expenses and accounts payable of $14.8 million was primarily associated with our manufacturing scale-up project.

Investing activities

During the nine months ended September 30, 2022 and 2021, we used $1.6 and $1.9 million of cash for investing activities related to purchases of property and equipment, respectively.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.4 million related to proceeds from stock option exercises and stock purchases pursuant to the Company's employee stock purchase plan.

During the nine months ended September 30, 2021, net cash provided by financing activities was $233.8 million, primarily consisting of $232.6 million of proceeds from the issuance of common stock in our initial public offering, $0.8 million in proceeds from stock option exercises, and $0.4 million in proceeds from common stock issued pursuant to the Company's employee stock purchase plan.

Contractual obligations and commitments

Leases

See Note 5. Commitments and contingencies, to our unaudited condensed financial statements included in Item 1 of this Quarterly Report for a summary of our operating lease commitments as of September 30, 2022.

Purchase commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to us and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered. We have purchase commitments of $3.9 million as of September 30, 2022. Our purchase commitments are incurred in the normal course of business and made up of $3.1 million related to Talis One cartridges and $0.8 million for Talis One instruments, all of which are expected to be incurred by 2023.

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

Our critical accounting policies and estimates are discussed in our Annual Report. Changes in our critical policies and estimates during the nine months ended September 30, 2022 are discussed below.

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

In order to assess the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared to current or committed inventory levels. We periodically review our inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than the carrying value, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Inventory write-offs are recorded in cost of product sold and a new lower-cost basis for the inventory is established. Excess and obsolete inventory is primarily based on estimated forecasted sales, usage levels, and expiration dates.

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

We may take advantage of these exemptions for up to the last day of the fiscal year ending after the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) December 31, 2026; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2022.

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

Our application to register the trademark TALIS in the United States in connection with medical analysis services was the subject of an opposition before the USPTO through which Talis Clinical, LLC alleged that our application for registration of the trademark TALIS should not be registered because it is likely to be confused with the prior unregistered trademark TALIS used in connection with medical software and related goods and services. On September 8, 2021, Talis Clinical, LLC’s opposition was sustained by the USPTO. On November 10, 2021, we filed a civil action in the United States District Court for the Northern District of Ohio seeking review of the USPTO’s decision in the opposition proceeding. On March 24, 2022, Talis Clinical, LLC filed counterclaims against us alleging unfair competition and infringement of their alleged TALIS trademark under federal law and Ohio state law. We have denied Talis Clinical, LLC’s allegations in our answer to the counterclaims, filed on April 15, 2022. Talis Clinical, LLC also sought to cancel our issued trademark registration for TALIS in connection with medical diagnostic apparatus and instruments for detection, identification, and assessment of infectious diseases. On October 31, 2022, we entered into a settlement agreement with Talis Clinical, LLC.

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

These two cases have been consolidated and co-lead plaintiffs have been appointed as mandated by the applicable federal securities laws. On July 1, 2022, the plaintiffs filed a consolidated class action complaint against us and certain of our current and former officers and directors. The consolidated complaint does not assert claims against the above-referenced underwriters. In addition to the claims previously alleged, the consolidated complaint sets forth a second set of claims against us and certain of our current and former officers based on public statements made after the IPO under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") and covers stock acquisitions made between March 30, 2021 and March 15, 2022. The consolidated complaint seeks unspecified damages under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, and reasonable attorneys' fees and other costs. We filed a motion to dismiss the consolidated class action complaint and the hearing on that motion is currently scheduled for November 4, 2022. We dispute these claims and intend to defend these matters vigorously. These claims remain at an early stage, and the extent and outcome of these claims cannot be predicted at this time.

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

Risks related to our business and strategy

We have realigned our business strategy from primarily responding to the COVID-19 pandemic with our stand-alone Talis One COVID-19 assay to focusing on women's health and STI assays, including CT/NG/TV, which will require pursuing marketing authorization through the FDA’s standard 510(k) clearance process. We may not be able to obtain marketing authorization for these assays, which would adversely affect our business, financial condition and results of operations.

We have focused our efforts on the development of the Talis One system for FDA clearance or other marketing authorization as a point-of-care testing platform for infectious diseases. Prior to the COVID-19 pandemic, we focused our research and development efforts on developing the Talis One point-of-care platform for use in women’s health and STI assays, including CT/NG/TV. However, during the COVID-19 pandemic, we developed and received an EUA for the stand-alone Talis One COVID-19 assay. The EUA was revoked by the FDA in August 2022 following our withdrawal request. Based on current market dynamics, the demand for PCR COVID-19 tests in the United States, and the level of investment we believe would be necessary for a broad commercial launch, we suspended any further material investment in commercializing the stand-alone Talis One COVID-19 assay and plan to focus our resources on our multiplex products in the women's health and STI health markets, initially on a CT/NG/TV assay on the Talis One system. In order to gain user experience and feedback on the Talis One platform's physical components, workflow and software, we have resumed IUO system evaluations of the Talis One system. We intend to submit a 510(k) submission to the FDA for our future assay menu. We may not receive clearance or if we receive clearance, there are numerous factors to consider that make it difficult to evaluate our future business prospects and, therefore, we may not be able to achieve our goals and strategy. Failure to achieve marketing authorization for these assays would adversely affect our business, financial conditions and result of operations.

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

We have no experience with the entire commercialization process for the Talis One system. We have gained some experience with the initial stages of the process, including demand generation, evaluations, and quoting, and we have recent commercialization experience selling and distributing the Antigen Tests. As a result, we have limited experience forecasting future financial performance for our products, including any third-party products that we may offer, such as the Antigen Tests, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. In addition, we are continuing to evaluate the appropriate acquisition model for our Talis One system and cannot predict the proportion of customers that would procure the Talis One instrument through capital purchase versus our planned equipment leasing model. Our results of operations could fluctuate with high variability depending on the changes in the proportion of our customers who directly purchase as compared to renting the equipment which will make it challenging to predict our operating results, particularly during the early stages of any future commercial launch following marketing approval.

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

Our commercial success depends, in part, on the acceptance of our diagnostic tests and services as being safe and relatively simple for medical personnel to learn and use, clinically flexible, operationally versatile and, with respect to providers and payors, cost effective. We cannot predict how quickly, if at all, payors, providers, clinics and patients will accept future diagnostic tests and services or, if accepted, how frequently they will be used. These constituents must believe that our diagnostic tests offer benefits over other available alternatives. The degree of market acceptance of our current and future diagnostic tests and services depends on a number of factors, including:

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

In January 2022, we began purchasing the Antigen Tests from a third party and distributing them to customers, as an authorized distributor. We purchased the Antigen Tests in advance to resell them to customers, including sub-distributors, hospitals, urgent care centers, and physician, retail and public health clinics. While we initially were able to sell the Antigen Tests at a profitable rate, there has been a significant drop-off in demand for point-of-care rapid antigen tests, and we may be unable to sell our remaining inventory of the Antigen Tests and supply for which we have prepaid but have not scheduled for delivery, at a profitable per test rate.

The COVID-19 pandemic has and could continue to materially adversely affect our business, financial condition and results of operations.

The effects of the COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets. In addition, the supply chain disruptions caused by the COVID-19 pandemic have not fully recovered and we could experience supply chain disruptions and increasing demand for certain components that we use in our Talis One system. Certain manufacturers of multiple components of our Talis One system may be unable to provide such components to us on reasonable timelines or at all. COVID-19 has also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. COVID-19 precautions may directly or indirectly impact the timeline for some of our planned clinical trials for our non-COVID-19 related products in development, and we are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants and subvariants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. The extent to which COVID-19 negatively impacts our business and operations will depend on how quickly and to what extent economic conditions improve and normal business and operating conditions resume, and whether the supply of components will remain sufficient to satisfy market demand and any impact on its pricing. If the adverse effects of the COVID-19 pandemic continue for a prolonged period or result in sustained economic stress, higher inflation levels or recession, many of the other risks described in this “Risk Factors” section could be exacerbated, such as those relating to our reliance on a limited number of suppliers, our need to raise additional capital to fund our existing operations and our ability to procure sufficient supplies for our instruments and cartridges, at the level of quality we need, and at a commercially reasonable cost.

We rely on a significant number of third-party manufacturers and suppliers for our instrument and cartridges, which has created and may continue to create delays due to the complexity of our manufacturing lines and supply chain, as well as exposure to manufacturing and supply limitations or interruptions and quality and quantity issues.

We do not have any commercial-scale manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply for any approved products, if ever. The manufacturing of our Talis One instrument and cartridge is a complex process that involves over 500 raw materials, intermediates and subassemblies. The complexity of the instrument and cartridge designs and number of parts involved has presented manufacturing challenges for us and our third-party manufacturers. In addition, our reliance on these third-party manufacturers exposes us to significant risk that we will not have sufficient quantities of our products at an acceptable cost or quality, which has and could continue to delay, prevent or impair our clinical trials and commercialization efforts. While we do not have any commercial-scale manufacturing facilities, we have invested in the development of multiple automated assembly lines for production of the assay cartridges. However, the lines are not fully validated or optimized, and we have, and we could continue to incur substantial expenditures intended to achieve acceptable quality, costs and output. In addition, delays that may occur with one supplier have had and could continue to have a ripple effect with other suppliers. Such ripple effects have and could continue to increase costs or obligate us to purchase materials before they are required for commercial purposes which have and could continue to increase costs, increase risk of scrap or damage relationships with our suppliers. For example, we have encountered manufacturing challenges that have contributed to significant delays in our ability to produce the Talis One system at scale which has delayed the commercialization of the Talis One system. Such delays and any future delays or required expenditures have and could continue to prevent us from launching our Talis One system, which will adversely impact our business, financial condition and results of operations.

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

If our third-party suppliers fail to deliver the required quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the potential future commercialization of our instrument and diagnostic tests, the supply of our instrument and diagnostic tests to customers and the development of any future diagnostic tests will be delayed, limited or prevented, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, all entities involved in the manufacture of our products, are subject to extensive regulation. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these regulations. In the event that any of our manufacturers fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. Further, we may be unable to use the product produced by that manufacturer, or if the manufacturer has manufactured product for our commercial sale, if and when we obtain approval, we could be subject to a recall of such product. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturers in order to have another third-party manufacture our products.

The process of changing manufacturers is time consuming, may involve substantial costs and is likely to result in delays or interruptions in the development of products and/or the commercialization of products, if approved. We are in the process of changing our manufacturer for the Talis One instrument, which could result in delays due to failure to sufficiently transfer knowledge from the prior manufacturer to the new manufacturer, as well as delays setting up a new production line with a new manufacturer. If we desire to or are required to change manufacturers for any reason, we will also be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop or deliver products in a timely or affordable manner.

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

In order to commercialize our products, if approved, we will need to manufacture the Talis One instrument and assay cartridges in large quantities. Although we have notable progress implementing modifications to the manufacturing process, quality controls and supply conformance, we have experienced delays in manufacturing our products, and we, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our products in a timely or cost-effective manner, or at all. If we, or our manufacturing partners, are unable to successfully scale-up the manufacture of our products in sufficient quality and quantity, the development, testing and clinical trials of our women's health and STI products may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We have experienced delays related to the manufacture of the instrument and cartridges due to the complexity of the process. This has subsequently delayed our progress in developing future products by reducing access to material and requiring us to divert significant internal resources to focus on stabilizing the manufacturing process with our manufacturing partners. Also, due to the insufficient supply of instruments and cartridges and implementation of required design changes, our ability to commence formal reliability studies to determine product reliability when produced at scale has been delayed, and may continue to be delayed or paused, if we encounter any additional manufacturing issues.

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

If we initiate a recall, including a correction or removal, for one of our commercialized products, if and when approved, issue a safety alert, or undertake a field action or recall to reduce a health risk, this could lead to increased scrutiny by the FDA, other governmental and regulatory enforcement bodies, and our customers regarding the quality and safety of our products, and to negative publicity, including FDA alerts, press releases, or administrative or judicial actions. Furthermore, the submission of these reports could be used against us by competitors and cause customers to delay purchase decisions or cancel orders, which would harm our reputation.

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

We anticipate facing competition primarily from centralized laboratories and diagnostic companies offering both point-of-care and at-home solutions. Competitors include those offering molecular, antibody and antigen tests. Competitors in the reference lab category include Laboratory Corporation of America Holdings (commonly referred to as LabCorp) and Quest Diagnostics Incorporated, along with many hospital laboratories. Our competitors in the point-of-care and/or at-home category, for molecular and/or antigen tests include Abbott Laboratories, BioFire Diagnostics, LLC, Cepheid (a subsidiary of Danaher Corporation), Thermo Fischer Scientific Inc., Roche Molecular Systems, Inc., and QuidelOrtho. There are also smaller or earlier-stage companies developing tests that may also prove to be significant competitors in the women’s health and/or sexual health markets. Many of our potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, regulatory clearance approval and compliance, and sales and distribution than we do. Mergers and acquisitions involving diagnostics companies may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or customer networks. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize diagnostic products or services that are more accurate, more convenient to use or more cost-effective than our products or services. Our competitors also may obtain FDA or other regulatory clearance or approval for their products more rapidly than we may obtain clearance or approval or other marketing authorizations for ours, which could result in our competitors establishing a strong market position before we are able to enter a particular market.

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

If we fail to achieve the expected financial and operational benefits of our recent reductions in force, our business and financial results may be harmed.

In August 2022, in connection with our refocus on the women's health and STI markets, we implemented a reduction in force, of approximately 35% of our employees, designed to align our remaining resources to focus on (i) developing women's health and STI assays on the Talis One system, (ii) our internal manufacturing expertise to support the commercial launch of the Talis One system and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI assays. We believe these changes will preserve capital and help ensure that we are appropriately resourced to advance our pipeline of women's health and STI assays on the Talis One system. We incurred approximately $1.5 million of expenses related to the reduction in force, substantially all of which consisted of one-time charges related to the staff reduction, including cash expenditures and other costs. Substantially all of the committed actions under the reduction in force were completed by the end of September 2022. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to the August 2022 reduction in force but these estimates are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud and other similar activities that threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats are prevalent and continue to increase, are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations and the supply chain.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data or could disrupt our ability (and that of third parties upon whom we rely) to provide our services. If such an event were to occur, it could result in a material disruption of our product development programs and our business operations. These threats pose a risk to the security of our systems, the confidentiality and the availability and integrity of our data, and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business.

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

Expedited, reliable shipping and delivery services and secure warehousing are essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our diagnostic tests to our customers and for tracking of these shipments and require warehousing for our diagnostic tests, sample collection kits and supplies. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our diagnostic tests and increased cost and expense to our business. In addition, we are currently experiencing higher costs for transportation and warehousing and significant inflation that could adversely affect our operating margins and results of operations, if these costs continue to rise. Similarly, strikes, severe weather, natural disasters, civil unrest and disturbances or other service interruptions affecting delivery or warehousing services we use would adversely affect our ability to process orders for our diagnostic tests on a timely basis.

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

See the risk factor titled “We depend on intellectual property licensed from third parties and we are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our system components. If we breach our obligations under these agreements or if any of these agreements is terminated, or otherwise experience disruptions to our business relationships with our licensors, we may be required to pay damages, lose our rights to such intellectual property and technology, or both, which would harm our business.” for additional risks related to these licenses, collaborations and strategic alliances.

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

Our commercial success could be compromised if our customers do not receive coverage and adequate reimbursement for our products, if and when approved.

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

In the United States, we expect that our customers will use standard industry billing codes, known as CPT codes, to bill for our tests. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received, either of which may materially impact the demand for our testing products. If we introduce new testing products, we may need to apply for new codes to describe our tests, which may not be approved or if approved, may not have adequate reimbursement rates, any of which could result in reduced demand for our tests or additional pricing pressures.

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

We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business in the future, or the effect any future legislation or regulation will have on us. Although we cannot predict the full effect of recent legislative changes, such changes individually or in the aggregate may result in decreased profits to us and/or lower reimbursement by payors for our tests, which may adversely affect our business, financial condition and results of operations.

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
•
operating restrictions;
•
withdrawal of 510(k) clearances or PMA approvals that have already been granted; and
•
refusal to grant export approval for our products; or criminal prosecution.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws, and other similar laws (e.g., wiretapping laws). These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the California Consumer Privacy Act of 2018 (CCPA). HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The CCPA imposes obligations on businesses to which it applies that include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Other states, like Colorado, Connecticut, Utah, and Virginia, have passed comprehensive data privacy laws which differ from the CPRA and all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the third-party providers (such as contract research organizations) who share this information with us, may contractually limit our ability to use and disclose the information.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

We are not permitted to market our products for off-label uses. For example, the EUA for our Talis One COVID-19 Test System, prior to its revocation, was for the in vitro qualitative detection of RNA from the SARS-CoV-2 virus in nasal swab specimens from individuals suspected of COVID-19 by a healthcare provider. We were not permitted to market our Talis One COVID-19 Test System for use in screening of asymptomatic populations, for use in pooling samples for testing, or for use with different specimen samples (other than nasal swab specimens). Such uses would have been considered “off-label.” We have trained and will train our marketing and direct sales force to not promote our products for uses outside of any FDA-authorized indications for use. We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of inaccurate results if physicians attempt to use our tests off-label. Furthermore, such off-label uses could harm our reputation in the marketplace among physicians and patients.

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

We have received grant funding from the U.S. federal government, including through a grant from the NIH, National Institute of Allergy and Infectious Diseases, a sub-award from the Biomedical Advanced Research and Development Authority Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program, a sub-award from the NIH RADx program, and an NIH RADx grant. We anticipate that a portion of the funding for the development of our technologies will come from these agreements, which provide for grant funds ultimately from the government. In addition, activities covered under the awards may ultimately cost more than is covered by the grants and sub-awards or require a longer performance periods to complete than are remaining on our agreements; if we are unable to secure additional funding or allow for additional time for completion, we would have to incur additional costs to complete the activities or terminate the activities before completion. Moreover, the continuation of our agreements depends in large part on our ability to meet development milestones previously agreed to and on our compliance with certain operating procedures and protocols. These agreements may be suspended or terminated should we fail to achieve key milestones or fail to comply with the operating procedures and processes approved by the government and its audit agencies. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For example, although we extended the time to perform certain milestones under the NIH Contract, we also had to reduce the potential milestone payments, and we were unable to satisfy all of the remaining milestones before the NIH Contract expired. In addition, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of our programs. While the NIH has provided funding for many activities associated with combating COVID-19, the availability and focus for any NIH funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If our agreements are terminated or suspended, if there is any reduction or delay in funding under our agreements, or if the government or higher-tier grantees determine not to exercise some or all of the options provided for under the agreements, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate certain of our related development activities. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed through the agreements, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the legislation enacted on December 22, 2017, informally known as the Tax Cuts and Jobs Act (TCJA) repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measure of the Biden administration will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers and suppliers of 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Furthermore, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Our trademarks or trade names may be challenged, opposed, infringed, circumvented, invalidated, cancelled, declared generic, determined to be not entitled to registration, or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. For example, our application to register the trademark TALIS in the United States was the subject of an opposition before the USPTO and related litigation which was resolved with a settlement agreement imposing certain restrictions on our use and registration of our trademarks. Any trademark litigation could be expensive. In addition, we could be found liable for significant monetary damages, including treble damages, disgorgement of profits and attorneys’ fees, if we are found to have willfully infringed a trademark. We may not be able to protect our exclusive right to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential collaborators or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We have historically incurred substantial net losses, including net losses of $86.1 million and $163.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $451.0 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to efforts to develop women's health and STI assay tests, for the commercial launch of the Talis One system, and thereafter to increase the adoption of our products, improve these products, scale our manufacturing capabilities and research, develop and commercialize new products. We are exposed to foreign exchange risk in our operations, specifically around our supplier purchase commitments in foreign currencies. The impact of foreign exchange fluctuations on our contracts with third-party vendors, which are denominated in a currency other than the U.S. dollar, could adversely impact our results of operations, financial condition and cash flows.

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

We will likely need to raise additional capital to fund our existing operations, further develop our diagnostic platform, commercialize products, if and when approved, and expand our operations.

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In recent years, stock markets in general, and the market for life science technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. From February 12, 2021 through October 31, 2022, the closing price of our common stock has ranged between $0.63 and $27.80 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

There were 8,717,923 shares of common stock issuable upon the exercise of options outstanding and 344,177 shares of common stock issuable upon vesting of restricted stock units as of September 30, 2022. We registered all of the shares of common stock issuable upon exercise of such outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (Securities Act). The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of September 30, 2022, holders of approximately 37,489,210 shares, or 66.2% of our capital stock have certain registration rights with respect to the resale of such shares. We filed a registration statement on Form S-3 registering the resale of all of the 37,489,210 shares held by such holders, which registration statement was declared effective on May 24, 2022. We are required to maintain the effectiveness of this registration statement and the holders of such securities are entitled to one underwritten offering per calendar year, in each case, subject to certain conditions, limitations and exceptions.

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

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

We have broad discretion in the application and use of our cash and cash equivalents, including the net proceeds from our initial public offering, and you will not have the opportunity as part of your investment decision to assess whether our cash and cash equivalents were used or are being used effectively. Because of the number and variability of factors that determine the application and use of our cash and cash equivalents, our ultimate use may vary or has varied substantially from our original intended uses. For example, due to significant delays in obtaining an EUA for the Talis One COVID-19 Test System and to produce the Talis One system at scale, which in turn delayed the commercialization of the Talis One system, we have used a larger proportion of the net proceeds from our initial public offering for research and development expenses and a smaller proportion for commercial activities than our original estimates in our prospectus filed with the SEC on February 12, 2021. Investors will need to rely upon the judgment of our management with respect to the use of our cash and cash equivalents. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our business strategy and we might not be able to yield a significant return, if any, and our business, financial condition, results of operations and prospects could be harmed, and the market price of our common stock could decline.

Our principal stockholder owns a very significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of October 31, 2022, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 79% of our outstanding voting stock. Further, 66.2% of our outstanding voting stock is owned by entities affiliated with Baker Bros. Advisors LP (Baker Bros.). In addition, the holders of our Series 1 convertible preferred stock, which, subject to certain limitations, is a voting common stock equivalent, may elect to convert shares of Series 1 convertible preferred stock into shares of Series 2 convertible preferred stock, which is a non-voting common stock equivalent. These shares of Series 2 convertible preferred stock are then convertible into shares of our common stock, subject to certain beneficial ownership limitations.

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

Recent sales of unregistered securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC.

We received approximately $233 million in net proceeds from our initial public offering. Through September 30, 2022, we have used all of the net proceeds from the offering primarily to fund our ongoing research and development activities, manufacturing scale-up project and pre-launch inventory.

Due to significant delays in obtaining the EUA for the Talis One COVID-19 Test System and to produce the Talis One system at scale, which in turn delayed the commercialization of the Talis One system, we have used a larger proportion of the net proceeds from our initial public offering for research and development expenses and a smaller proportion for commercial activities than our original estimates in our prospectus filed with the SEC on February 12, 2021 pursuant to Rule 424(b)(4). Other than the foregoing, there have been no other no material changes in the planned use of proceeds from our initial public offering from that described in the related prospectus filed February 12, 2021 with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

TALIS BIOMEDICAL CORPORATION

Date: November 3, 2022	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

Date: November 3, 2022	By:	/s/ J. Roger Moody, Jr.
J. Roger Moody, Jr.
Chief Financial Officer