Form 10-K
period 2022-12-31
Talis Biomedical Corp
filed 2023-03-22
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on The Nasdaq Stock Market on June 30, 2022, was $7,342,048. The calculation of the aggregate market value of voting and non-voting common equity excludes shares held by executive officers, directors and stockholders that the Registrant concluded were affiliates of the Registrant on such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 15, 2023, there were 56,730,589 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 26,866,915 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock, which is a voting common stock equivalent, subject to certain limitations.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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
•
our ability to manufacture a regulatory cleared product at a low cost;
•
impact from future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•
our ability to establish, maintain and grow our commercial capabilities and acquire customers;
•
our expectations regarding our sales models;
•
the costs and success of our research and development efforts, including the potential effects of inflation;
•
our ability to increase demand for our products and services, obtain and maintain favorable coverage and reimbursement determinations from third-party payers and expand geographically;
•
the performance of our third-party suppliers and manufacturers;
•
our ability to effectively grow, including our ability to retain and recruit personnel, and maintain our culture;
•
the impact of the ongoing COVID-19 pandemic on our business, clinical trials, financial conditions, liquidity and results of operations;
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

•
We have realigned our business strategy to focusing on developing tests that decentralize testing primarily in the women's and sexual health markets, which will require pursuing marketing authorization through the FDA’s standard 510(k) clearance process. We may not be able to obtain marketing authorization for these tests, which would adversely affect our business, financial condition and results of operations.
•
We will likely need to raise additional capital to fund our existing operations, further develop our diagnostic system, commercialize products, if and when approved, and expand our operations.
•
We have no products approved for commercial sale. We have no or limited experience in developing, marketing and commercializing diagnostic systems and tests, and we are continuing to evaluate the sales model for the Talis One system, which may make it difficult to evaluate the success of our business and to assess our future viability.
•
We rely on a significant number of third-party manufacturers and suppliers for our instrument and cartridges, which has created and may continue to create delays due to the complexity of our manufacturing lines and supply chain, as well as exposure to manufacturing and supply limitations or interruptions and quality and quantity issues.
•
We may be unable to validate our manufacturing for the Talis One instrument and cartridges at scale, which may impact our ability to support our research and development pipeline and future commercialization.
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

•
If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Part I

Item 1. Business.

All references to “Talis Biomedical,” “Talis,” “the Company,” “we,” “our,” and “us” in this Annual Report refer to Talis Biomedical Corporation.

Overview

Talis aims to transform diagnostic testing by developing and commercializing innovative products that are designed to enable accurate, reliable, low cost and rapid molecular testing for infectious diseases and other conditions at the point of care. While timely diagnosis of infectious diseases is critically important to enable effective treatment, testing is primarily performed in centralized laboratories, which require samples to be shipped for processing, delaying the return of results by days. Point-of-care testing solves this problem by delivering the timely information necessary for clinical care. We are developing the Talis One system, a sample-to-answer, cloud-enabled molecular diagnostic system that could be deployed to a variety of testing settings in the United States and around the world to diagnose infectious disease in the moment of need, at the point of care. The Talis One system comprises a compact instrument, single-use test cartridges and software supporting a central cloud database which work together. The system is designed to provide central laboratory levels of accuracy and be operated by an untrained user.

Corporate Information

We were formed as a limited liability company under the Illinois Limited Liability Company Act in March 23, 2010 under the name SlipChip LLC. In June 2013, SlipChip LLC merged with and into SlipChip Corporation, a Delaware corporation, with each member of SlipChip LLC exchanging their respective membership interest for shares of common stock of SlipChip Corporation. In February 2018, we changed our corporate name to Talis Biomedical Corporation. Our principal executive offices are located at 3400 Bridge Parkway, Redwood City, California 94065, and our telephone number is (650) 433-3000. Our corporate website address is http://talisbio.com.

This Annual Report contains references to our trademarks, including Talis, Talis One®, and Sia DxTM and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

General

Recent surveys of women's and sexual health providers that we have conducted confirm the continued and strong interest in adoption of point-of-care systems, such as the Talis One system. We believe the Talis One system is well positioned to meet this growing demand in both traditional and non-traditional care settings. Although there are several commercially available point-of-care systems, we believe that few, if any, sufficiently meet the needs of healthcare providers to drive broad adoption of, and transition to, point-of-care testing from central lab testing for a broad range of infectious diseases. We believe that the ideal point-of-care technology for diagnosing infectious diseases would not only be highly accurate and rapid, but would also be easy to use, low cost, cloud-compatible and enable multiplexing to detect multiple pathogens at the same time.

We are developing Talis One tests to address some of the most critical infectious diseases in women's and sexual health, initially with a panel for Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV), as well as a respiratory panel consisting of tests for influenza A, influenza B and COVID-19 (Respiratory Panel). In order to bring the Talis One system to market as soon as possible, we are leveraging progress made to-date to direct our efforts on the pursuit of 510(k) clearances under the federal Food, Drug and Cosmetic Act (FDCA) for our highly differentiated platform and development of multiple test panels. We plan to conduct clinical trials to support clearance of the Respiratory Panel and CT/NG/TV test, as well as other sexually transmitted infections (STIs), such as herpes simplex virus (HSV), vaginal infections including bacterial vaginosis (Vaginal Infections Panel), and urinary tract infections (UTI).

We designed the Talis One system to address limitations of existing point-of-care diagnostic testing technologies for infectious diseases. Our system combines robust sample preparation with highly optimized and rapid isothermal nucleic acid amplification technology to enable rapid detection of infectious pathogens in a variety of unpurified patient sample types. We designed the Talis One system to have the following capabilities which we believe will create a competitive advantage over other commercially available point-of-care technologies:

•
Highly accurate—The Talis One system incorporates a shelf-stable, single-use test cartridge designed to fully integrate a nucleic acid amplification test (NAAT) with sample preparation, including nucleic acid extraction and purification. Sample preparation is well known to be a critical factor to achieve high sensitivity and specificity, along with low limits of detection for target pathogens, in molecular diagnostics. We believe this sample preparation step, which is performed in an automated fashion on our cartridge, has the potential to result in higher sensitivity and specificity than point-of-care technologies that do not perform the sample preparation step. Our Talis One system reaches limits of detection as low as 500 viral particles per milliliter. We can achieve similarly high performance on the Talis One system for bacteria with limits of detection of bacterial pathogens as low as one infectious unit per milliliter (IFU/mL) in a variety of unpurified patient sample types, including nasal swab, vaginal swab, saliva and urine.
•
Rapid turnaround time—The Talis One system is designed to provide a positive or negative result in less than 30 minutes, depending upon the test and the concentration of the pathogen in the sample. We believe this turnaround time meets target customers' needs for a system fast enough to fit into their clinical practice.
•
Ease of use—We designed the Talis One system for operation by untrained users and to function in a CLIA-waived environment such as physicians’ offices, urgent care clinics, and decentralized care settings and hospitals. The Talis One system is designed to be a fully integrated sample-to-answer system requiring two minutes or less of hands-on time by users running the test. The intuitive workflow of the Talis One system is also designed to facilitate the chain of custody of the sample without extensive tracking or handling by the user.
•
Cartridge Capabilities—The cartridge is designed with five separate reaction chambers. There is the ability to add up to an additional nine chambers for a total of 14 reaction chambers, which we believe could potentially enable a full menu of detection modes, from single organism to syndromic panel tests. The cartridge design allows for both robust sample purification and multiplexing capabilities that are both not generally offered by other point-of-care diagnostic platforms.
•
Cloud-enabled—Unlike other point-of-care instruments, the Talis One system incorporates a cellular modem within the instrument, designed to connect to the cloud to help customers manage clinical data and workflow using our Sia Dx feature. Sia Dx is designed to allow (i) remote and secure access to the cloud to obtain key data required to collect, screen, collate, report and monitor disease infection and pandemic spread on a micro and macro level and (ii) remote management of instruments in the field, such as providing automated software updates and enabling customers to track and manage instruments they have across their networks. For instances where cellular connectivity is unavailable or undesired, the instrument is designed to permit secure connectivity via ethernet. Sia Dx has been built into the Talis One system but will require that we submit additional data to the FDA for review prior to implementation.
•
Scalable for different throughput requirements—The Talis One system is designed to provide a scalable system for different volume and throughput requirements. The instruments are portable and designed for multi-instrument deployments to satisfy different testing volume requirements and can be stacked three instruments by three instruments without disturbing the cellular connection to the cloud.
•
Low cost to manufacture—We designed the Talis One system to be low-cost and manufactured at scale. We believe this could facilitate (i) scale-up in manufacturing and provide a competitive advantage in cost-sensitive environments and (ii) customers acquiring multiple Talis One instruments to meet their volume requirements.

Our Business Strategy

Our strategy is to improve medical care through the transformation of diagnostic testing by enabling customers in distributed diagnostic locations to deploy accurate, reliable, low cost and rapid molecular testing for infectious diseases and other conditions. To achieve this, we intend to:

Complete development of and, if marketing authorizations are obtained, commercialize tests for infections requested by the women’s health and sexually transmitted infections markets in the United States

•
We are developing tests for respiratory infections, including influenza A and influenza B. In 2022, we delivered a pre-submission to the U.S. Food and Drug Administration (FDA) for the Respiratory Panel, and we intend to pursue marketing authorization through the 510(k) clearance pathway. The FDA's marketing authorization requirements for the Respiratory Panel will impact the timing to develop and commercialize this combination panel, if authorized.
•
We are also developing a full menu of tests for infections related to women's health and sexually transmitted infections. We are focusing initially on our CT/NG/TV test, for which we plan to initiate a clinical study to support a 510(k) pre-market notification.
•
We are subsequently targeting other STIs, such as a panel for sexually transmitted inflection that would include CT/NG/TV, a Vaginal Infection Panel, a panel for UTI, and single target tests for infectious agents such as HSV and Group B streptococcus (Group B Strep).

Increase the flexibility of our manufacturing capabilities to support the development and commercialization of the Talis One system with a clear path to meaningful margins in the future

•
We have invested in automated cartridge manufacturing lines to consistently produce cartridges that meet industry standards and our anticipated commercial needs.
•
We have also invested in internal cartridge manufacturing lines that (i) provide us with flexibility to support our internal research and development and upcoming clinical trials, (ii) improve our understanding of the manufacturing process and (iii) help maintain our cartridge inventory.
•
We continue to refine and improve high throughput in our manufacturing lines to ensure that we maintain our ability to manufacture at scale with acceptable cost of goods for commercialization.

Pursue commercialization of our Talis One system in the United States

•
We intend to initially launch the Talis One system in the United States and will further refine our commercialization strategy as regulatory milestones are cleared.

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
•
We continue to strive for operational efficiencies and manufacturing capabilities to further drive economies of scale and lower manufacturing costs. We are restructuring our contract manufacturing partnerships and leveraging internal processes to enable greater flexibility and a pathway to what we believe will be industry-leading cost of goods sold.

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

We believe that most molecular diagnostic solutions currently being marketed for use at the point-of-care each have one or more of the following limitations:

•
Low performance as measured by sensitivity, specificity and limit of detection can result in misdiagnosis and poor clinical outcomes. Several point-of-care molecular diagnostic systems provide results in less than 30 minutes but achieve this speed by performing nucleic acid amplification on samples, foregoing sample preparation, which is known to limit the sensitivity, specificity and limit of detection of these nucleic acid tests.
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
•
Systems requiring significant user interaction or monitoring will not work well with clinical workflow. Some sold as point-of-care solutions require users to transfer solutions midway through a run or handle the instrument, test cartridge and/or sample multiple times, in order to process one test. The typical physician’s office does not have laboratory personnel who can monitor an instrument, nor personnel trained in sample custody tracking.
•
Systems that are difficult to manufacture at low cost or at scale can limit adoption. We believe that the cost of purchasing and using diagnostic testing systems and consumables is a primary concern for customers.
•
Limited test menus fail to meet the needs of clinicians. The adoption of diagnostic technologies is contingent upon the technology having both clinical utility, and economic rationale. Without a broad and relevant testing menu, testing systems may not sufficiently meet the clinical needs of customers to justify the expense. We believe the ability to develop our planned additional tests will create a competitive barrier to entry for other systems.

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

Talis One cartridge

At the core of our system is the Talis One cartridge, a versatile shelf-stable and single-use test cartridge designed to fully integrate proprietary highly-optimized nucleic acid isothermal amplification tests with sample preparation. The cartridge is designed to handle a wide range of sample types, including nasal swab, vaginal swab, saliva, urine, whole blood, plasma, serum and sputum, to be compatible with chemical, enzymatic, and mechanical lysis, e.g., by bead-beating in order to process a wide range of pathogens, including viral, bacterial and hard-to-lyse fungal pathogens. The cartridge design incorporates a patented rotary valve that integrates sample purification and is easily adaptable to alternate fluidic layouts to accommodate alternate testing methods that may require pre-treatment of specimens, pre-amplification and/or multiple purification steps to facilitate expansion of the testing menu. The cartridge also incorporates reagent plug technology, which is designed to enable implementation of new tests on the same cartridge backbone simply by inserting plugs with different target test reagents. The reagent plugs in our cartridges are optically clear, permitting the instrument to visualize and detect fluorescent signals from the amplification test. Patented test wells employ a fluidic design and include a mechanism to heat-seal the cartridge for amplicon containment designed to prevent contamination of the work surfaces.

The cartridge, with modifications, is designed to support up to 14-well multiplexing, which we believe will enable development of expanded panels and syndromic applications. The specific cartridge that we developed for the CT/NG/TV test provides 5-fold multiplexing, which we believe is sufficient to meet our near-term product plans.

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

Talis One software and IT

The Talis One system incorporates the Sia Dx software which enables the communication of test results to a central cloud database that can be remotely and securely accessed to obtain key data required to collect, screen, collate, report, and monitor disease infection and pandemic spread on a micro and macro level. The cellular and ethernet connectivity built into each Talis One instrument is also designed to enable Health Insurance Portability and Accountability Act of 1996 (HIPAA)-compliant transmission, storage, and review. Such centralized storage could permit (i) creation of a public health interface granting access to select information to governmental entities and/or (ii) automatic transmission of notifiable diseases to public health authorities. The cloud-based data could serve to help institutions better manage clinical practice and also to improve infection control. With substantially increased adoption over time, the data may offer a mapping of infection patterns that public health and research institutions can use to address care on a larger scale. Additionally, for organizations that may desire multiple instrument placements, such as in multiple exam rooms, multiple departments or distributed testing sites, authorized administrators may be able to monitor, in real-time, the status of any instrument in the organization, as well as manage users, passwords, and certain security features. The continuous connectivity of the Talis One instruments is also designed to enable us to provide automated updates including security patches, instrument configurations, and firmware and software updates, the latter of which could be deployed to enable the instrument to recognize and run newly released tests.

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

The Talis One workflow follows a few simple steps from sample preparation to results. The system is designed to return results in less than 30 minutes and requires two minutes or less of hands-on time for the operator. After the sample is collected and the cartridge is introduced into the instrument, the instrument confirms the operability of the cartridge, runs the test and communicates the test result to the instrument display. We believe the ease of use, compact size and speed could enable near-patient diagnosis in a broad range of settings.

Talis One test kits

We are a development stage company and, to date, our only source of revenue has been from the sale of the third-party COVID-19 antigen tests (Antigen Tests) which concluded at the end of 2022, and we have not generated revenue from the sales of our own product. As described below, we are developing Talis One tests for infections related to women’s health, STIs and respiratory infections. Our first test to be marketed will be a test for CT/NG/TV pursuant to a 510(k) pre-market notification to the FDA (if available to us; otherwise we would plan to submit another form of marketing authorization under the FDA’s standard medical device authorities). We chose our test development roadmap to address the most common clinically relevant tests that require high sensitivity and specificity and for which timely results provide significant clinical benefit. In addition to the CT/NG/TV test, our women’s and sexual health roadmap includes plans to develop and seek marketing authorization for (1) a test for HSV; (2) a multitarget panel test for UTI; (3) the Vaginal Infection Panel; and (4) a single target test for Group B Strep.

Infectious Diseases

We are developing our Talis One system to be used for infections related to women’s health, STIs and respiratory infections. We intend to complete clinical development of our Talis One system for CT/NG/TV and submit a 510(k) pre-market notification to the FDA after the successful completion of our clinical trials. We further intend to explore authorization to affix a CE Mark from the EMA soon after 510(k) clearance, if obtained. If cleared or otherwise authorized for marketing, this would be our first commercial offering in our women’s health menu. We are planning to develop additional tests for infections related to women’s health, including a panel for STIs and other infections, such as the Vaginal Infection Panel, UTI and HSV.

The American Congress of Obstetricians and Gynecologists recommends annual CT/NG screening of all sexually active women age 25 and younger and for women over age 25 with risk factors. In addition to promoting our test menu to our existing customers, we will engage in a focused commercialization effort directed towards obstetricians and gynecologists, where we estimate that a substantial majority of CT/NG testing occurs. Traditionally, testing is carried out by centralized laboratories, and we believe that there is a significant opportunity to move these tests to the point-of-care at the office of the obstetrician and gynecologist or in urgent care clinics or primary care facilities. We believe testing at the point-of-care could (i) improve decision making and enable the provider to use this information to treat the patient in the same visit and (ii) improve the patient experience and empower providers and patients to adhere to screening guidelines and improve outcomes. We also believe that care providers may be able to create profit opportunities by bringing testing in-house to the point-of-care. We believe the tests that we are developing for our Talis One system have established reimbursement codes, enabling healthcare providers to submit for reimbursement.

The Talis One COVID-19 test was the first product that we developed for respiratory infections. Although we do not currently plan a broad commercial launch for the stand-alone COVID-19 test, we plan to seek marketing authorization for the Respiratory Panel through a 510(k) clearance process.

Future applications

We are developing new algorithms and a bioinformatics pipeline to design rapid isothermal tests that are based on isothermal amplification chemistries. On the Talis One system, we have observed limits of detection of bacterial pathogens as low as one IFU/mL in a variety of unpurified patient sample types, including nasal swab, vaginal swab, saliva and urine. We have also demonstrated, in a research setting, rapid detection of similarly low concentrations for a variety of bacterial, fungal, parasitic and viral pathogens. We are investigating adding multi-color and semi-quantitative detection capabilities to the Talis One instrument to support our test product roadmap.

Commercialization and Manufacturing

We are developing relevant in-vitro diagnostic tests for a variety of respiratory infections and infections related to women’s health and STIs. We estimate that the total potential annualized addressable global market opportunity for molecular testing of infectious diseases is over $5.4 billion for 2022 and is expected to grow to over $7.1 billion by 2026. We intend to initially launch in the US and will explore commercialization strategies outside of the United States in the future.

We intend to offer our Talis One system to customers via direct purchase of the instrument and through reagent rental. Under these options we expect to generate revenue in the form of instrument sales or rentals, test cartridge sales, instrument warranty payments, and test collection device revenue.

In 2022, we discontinued further investment in commercializing our stand-alone COVID test. In conjunction with this decision, we eliminated our sales force and reduced our commercial team supporting our product development and marketing needs. Leveraging progress we have made to-date with our stand-alone COVID test, we are conducting investigational field studies with the Talis One system to gain user experience and feedback on the platform’s physical components, workflow, and software. Results from these studies will help inform the development of our planned product roadmap.

To support future commercialization of the Talis One system, we invested in automated manufacturing to provide us with the advantages of quality, speed and cost at full scale. In 2022, we demonstrated our ability to manufacture cartridges and instruments at the quality and pace needed with a clear path to what we believe will be attractive gross margins in the future. In order to drive further efficiency and cost reduction in the manufacturing process, we have begun restructuring our relationships with our contract manufacturing partners. We believe we have sufficient instrument and cartridge inventory and in-house capacity to support our internal development and clinical trial needs through initial commercialization.

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

Our competitors include those offering molecular, antibody and antigen tests. Competitors in the reference lab category include Laboratory Corporation of America Holdings (commonly referred to as LabCorp) and Quest Diagnostics Incorporated, along with many hospital laboratories. Our competitors in the point-of-care and/or at-home category, for molecular and/or antigen tests include Abbott Laboratories, bioMérieux SA, Cepheid (a subsidiary of Danaher Corporation), Thermo Fischer Scientific Inc., Roche Molecular Systems, Inc., and QuidelOrtho.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, regulatory clearance approval and compliance, and sales and distribution than we do. Smaller or early-stage companies developing tests may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or customer networks. If our competitors (i) develop and commercialize diagnostic products or services that are more accurate, more convenient to use or more cost-effective than our products or services and/or

(ii) obtain FDA or other regulatory clearance or approval for their products more rapidly than we may obtain clearance or approval or other marketing authorizations for ours, our commercial opportunity could be reduced or eliminated, especially if our competitors establish a strong market position before we are able to enter a particular market.

Government Contract

National Institutes of Health - Rapid Acceleration of Diagnostics (RADx)

In July 2020, we were awarded a $25.4 million contract from the National Institutes of Health (NIH) for Phase 2 of its RADx initiative (NIH Contract), of which $9.6 million had been received as of December 31, 2022, for the validation, approval, and scale-up of capacity for manufacturing of the Talis One instrument and test cartridges. Due to delays in meeting certain milestones, we received several extensions to the NIH Contract that concomitantly extended the time to perform the remaining milestones and reduced the potential milestone payments. The NIH Contract expired on January 30, 2022, and we did not achieve the final two milestones. We intend to explore additional government grants to help support our product roadmap.

Operations

Our products have been manufactured by several third parties. The instrument assembly is largely manual with some automation in testing. We have various suppliers that provide molded parts and reagents that are assembled by two contract manufacturers for the cartridge. We have made significant investments to scale up cartridge manufacturing including high cavity count molding capability and automation of significant portions of the cartridge assembly process. In addition to restructuring and streamlining our contract manufacturing relationships, we have focused on developing more internal expertise in manufacturing and have developed internal pilot manufacturing lines. Our operations consist of demand forecast planning, raw material procurement, and quality oversight. The operations team is responsible for ensuring adherence to our Quality Management System to meet or exceed applicable standards to support manufacturing, testing and distribution of our products.

Supply chain management

We utilize multiple vendors for our supply chain. Currently, many of the materials, enzymes and reagents used in our systems and cartridges are from single source suppliers. However, we continually evaluate redundancy vendors for reagents and other materials, where possible. We believe we have sufficient inventory for the majority of our materials to support our research and development efforts and planned clinical trials but will supplement our inventory, as needed. We continue to manage inventory levels, our supplier terms and other supply chain risks to help ensure an uninterrupted supply as we approach commercialization.

Supply Agreement with thinXXS Microtechnology AG (thinXXS)

In May 2020, we entered into a supply agreement with thinXXS (thinXXS Agreement), a wholly-owned subsidiary of IDEX Corporation (NYSE:IEX), for the purchase of certain materials, including single-use cartridges for use with the Talis One system and components and subassemblies of such single-use cartridges. In March 2023, we entered into a termination agreement with thinXXS, pursuant to which we (i) terminated the thinXXS Agreement, (ii) received possession and title to automated manufacturing lines and certain related materials, and (iii) entered into a license agreement under which we received a patent license to thinXXS intellectual property that may be incorporated into the Talis One system.

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

Patents

As of March 1, 2023, we solely own 15 issued U.S. patents, 17 pending U.S. patent applications, 23 issued foreign patents, and 128 pending foreign patent applications. Our patent portfolio generally includes patents and patent applications relating to microfluidic systems, our rapid isothermal amplification method, integrated cartridges and instrument for the Talis One system, as well as components thereof and methods of operating the same. In addition to patents and applications related generally to the Talis One system, our portfolio includes patents and applications drawn to test reagents for specific targets, including CT and NG. Issued U.S. patents in our portfolio of company-owned and in-licensed patents and patent applications (if issued) are expected to expire between 2035 and 2045.

Trademarks

Our trademark portfolio is designed to protect the brands of our current and future products and includes U.S. trademark applications for registration for our company name, Talis, and the product names, Talis One and Sia Dx.

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

In addition to Talis-owned intellectual property, we may also in-license third party intellectual property for use in our products through both exclusive and non-exclusive licensing agreements. Although we have been able to obtain licenses on commercially reasonable terms, there is no guarantee that we may obtain such licenses in the future on reasonable terms or at all.

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

The potential end-users of our Talis One system and diagnostic tests include large elder care chains where vulnerable residents have unmet needs for millions of high sensitivity tests per year; urgent care chains that serve on the front lines of COVID-19 diagnosis, needing millions of rapid tests to triage symptomatic patients; and traditional medical establishments including hospitals, ambulatory surgery centers, cancer treatment and dialysis centers, independent practice associations, accountable care organizations, and public health clinics that need rapid and high-quality testing to best serve their patients.

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

Data Privacy

In the ordinary course of our business, we may process personal data and, accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the California Privacy Rights Act of California (CRPA), the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws, including Virginia, Colorado, Utah and Connecticut.

The CRPA, EU GDPR, and UK GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing may increase our compliance obligations and exposure for any noncompliance. For example, the CPRA, effective January 1, 2023, gives, among other things, California residents the ability to limit use of certain sensitive personal data, establishes restrictions on personal data retention, expands the types of data breaches that are subject to a consumer private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law. In addition, U.S. federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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

Human capital resources

As of December 31, 2022, we had a total of 102 full-time employees. Our employees are located in Redwood City, California, Chicago, Illinois and other locations within the United States. None of our employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Risks related to our business and strategy

We have realigned our business strategy to focusing on developing tests that decentralize testing primarily in the women's and sexual health markets, which will require pursuing marketing authorization through the FDA’s standard 510(k) clearance process. We may not be able to obtain marketing authorization for these tests, which would adversely affect our business, financial condition and results of operations.

We have focused our efforts on the development of the Talis One system for FDA clearance or other marketing authorization as a point-of-care testing system for infectious diseases. Prior to the COVID-19 pandemic, we focused our research and development efforts on developing the Talis One point-of-care system for use in women’s health and STI tests, including CT/NG/TV. However, during the COVID-19 pandemic, we developed and received an EUA for the stand-alone Talis One COVID-19 test. Following our revocation request, the EUA was revoked by the FDA in August 2022. We have focused our resources on our multiplex products primarily in the women's and sexual health markets, initially on a CT/NG/TV test on the Talis One system. In order to gain user experience and feedback on the Talis One system's physical components, workflow and software, we have resumed IUO system evaluations of the Talis One system. We intend to submit 510(k) submissions to the FDA for our future test menu. We may not receive clearance or if we receive clearance, there are numerous factors to consider that make it difficult to evaluate our future business prospects and, therefore, we may not be able to achieve our goals and strategy. Failure to achieve marketing authorization for these tests would adversely affect our business, financial conditions and result of operations.

Development of the data necessary to obtain marketing authorization of a diagnostic test is time-consuming and carries with it the risk of not yielding the desired results. The performance achieved in initial studies may not be repeated in later studies that may be required to obtain marketing authorizations. In addition, limited results from earlier-stage verification studies may not predict results from studies conducted to obtain marketing authorization. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our products, any of which may materially adversely affect our business, financial condition and results of operations. Furthermore, results that would be sufficient for regulatory approval or clearance may not demonstrate strong performance characteristics, limiting the market demand for the system, which would adversely affect our business. See “—Risks related to regulatory matters.

We have no experience with the entire commercialization process for the Talis One system. We have gained some experience with the initial stages of the process, including demand generation, evaluations, and quoting, and we have recent commercialization experience selling and distributing the Antigen Tests as an authorized distributor. As a result, we have limited experience forecasting future financial performance for our products, including any third-party products that we may offer, such as the Antigen Tests, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. In addition, we are continuing to evaluate the appropriate acquisition model for our Talis One system and cannot predict the proportion of customers that would procure the Talis One instrument through capital purchase versus our planned equipment leasing model. Our results of operations could fluctuate with high variability depending on the changes in the proportion of our customers who directly purchase as compared to renting the equipment which will make it challenging to predict our operating results, particularly during the early stages of any future commercial launch following marketing approval.

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

Our commercial success depends, in part, on the acceptance of our diagnostic tests and services as being safe, accurate, and relatively simple for medical personnel to learn and use, clinically flexible, operationally versatile and, with respect to providers and payors, cost effective. We cannot predict how quickly, if at all, payors, providers, clinics and patients will accept future diagnostic tests and services or, if accepted, how frequently they will be used. These constituents must believe that our diagnostic tests offer benefits over other available alternatives. The degree of market acceptance of our current and future diagnostic tests and services depends on a number of factors, including:

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

We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new products and result in increased costs and the diversion of management’s attention and resources from other business matters. For example, any molecular diagnostic tests that we may develop or further enhance may not prove to be clinically effective, or may not meet our desired target product profile or be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our molecular diagnostic test performance in commercial settings may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or entering into collaborative arrangements; the collaborative arrangements we enter into may not be successful or we may not be able to maintain those that are successful; healthcare providers may not use any tests that we may enhance or develop; or we may otherwise have to abandon a product, service ore development program in which we have invested substantial resources.

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

We do not have any commercial-scale manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply for any approved products, if ever. The manufacturing of our Talis One instrument and cartridge is a complex process that involves over 500 raw materials, intermediates and subassemblies. The complexity of the instrument and cartridge designs and number of parts involved has presented manufacturing challenges for us and our third-party manufacturers. In addition, our reliance on these third-party manufacturers exposes us to significant risk that we will not have sufficient quantities of our products at an acceptable cost or quality, which has and could delay, prevent or impair our commercialization efforts when we commercialize. We are also susceptible to increased costs of good associated with rising inflation rates. While we do not have any commercial-scale manufacturing facilities, we have invested in the development of multiple automated assembly lines for production of the test cartridges. Prior to commercialization, we will need to validate the lines which could cause us to incur substantial expenditures or delays in order to achieve acceptable quality, costs and output. In addition, delays that may occur with one supplier could have a ripple effect with other suppliers. Such ripple effects could increase costs or obligate us to purchase materials before they are required for commercial purposes which could increase costs, increase risk of scrap or damage relationships with our suppliers. Such delays or required expenditures could further delay the launch of our Talis One system, which would adversely impact our business, financial condition and results of operations.

As we have not yet completed process validation of our high-volume assembly lines with a cleared women's health or STI test, in accordance with FDA recommendations, it may be difficult to predict the cost of manufacturing our cartridges at scale. We are undertaking a number of initiatives designed to reduce the cost of manufacturing our instruments and diagnostic tests, including reducing the costs of supplies and restructuring our contract manufacturer relationships. However, there is no guarantee that we will be able to achieve planned cost reductions from such initiatives. For example, yield from the automated lines may be low resulting in many components to be scrapped or quality of final products may not meet our requirements, which may increase scrap and therefore, our costs. There have been unforeseen occurrences that have increased our costs for supplies used in manufacturing our cartridges and instruments, and there could be other unforeseen occurrences, such as increased prices of the components of our diagnostic tests, changes to labor costs or less favorable terms with third-party suppliers or contract manufacturing partners, including as a result of increased shipping costs caused by the substantial increase in fuel prices. As a result, even if our automated lines perform as anticipated, we may be unable to manufacture our products in a profitable manner.

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

Our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, health pandemics, inflation or epidemics or rising costs of labor, materials and transportation. If we are unable to procure sufficient supplies for our instruments and cartridges, at the level of quality we need, and at a commercially reasonable cost, we may be unable to manufacture our products in sufficient quantities and such event would have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, all entities involved in the manufacture of our products are subject to extensive regulation. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these regulations. In the event that any of our manufacturers fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. Further, we may be unable to use the product produced by that manufacturer, or if the manufacturer has manufactured product for our commercial sale, if and when we obtain approval, we could be subject to a recall of such product. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturers in order to have another third-party manufacture our products.

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

We may be unable to validate our manufacturing for the Talis One instrument and cartridges at scale, which may impact our ability to support our research and development pipeline and future commercialization.

In order to commercialize our products, if approved, we will need to manufacture the Talis One instrument and test cartridges in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our products in a timely or cost-effective manner, or at all. If we, or our manufacturing partners, are unable to successfully scale-up the manufacture of our products in sufficient quality and quantity, the development, testing and clinical trials of our women's health and STI products may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We have experienced delays related to the manufacture of the instrument and cartridges due to the complexity of the process. This has subsequently delayed our progress in developing future products by reducing access to material and requiring us to divert significant internal resources to focus on stabilizing the manufacturing process with our manufacturing partners. Also, due to the insufficient supply of instruments and cartridges and implementation of required design changes, our ability to commence formal reliability studies to determine product reliability when produced at scale has been delayed, and may continue to be delayed or paused, if we encounter any additional manufacturing issues.

The COVID-19 pandemic has and could continue to materially adversely affect our business, financial condition and results of operations.

The global outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity, caused significant volatility in financial markets, supply chain disruptions and increased costs associated with rising inflation rates. Although the FDA has approved therapies and vaccines for distribution, there remain uncertainties as to the overall efficacy of the vaccines, especially as new strains of the coronavirus continue to emerge, and the level of resistance these new strains have to the existing vaccines, if any.

Certain states and cities have taken and may re-institute measures to prevent or slow the spread of COVID-19, and its variants including by instituting quarantines, vaccination mandates, and testing requirements restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition and development efforts, including:

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

Our products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. For example, the Talis One system, comprised of a compact instrument, universal single-use test cartridges and software, including a central cloud database, may contain undetected errors or defects when first introduced or as new versions are released. Our diagnostic tests may contain errors or defects or be subject to reliability issues, and while we have made efforts to test them extensively, we cannot assure that our current diagnostic tests, or those developed in the future, will not have performance problems. An operational, technological or other failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate, thus affecting the accuracy of a diagnostic result, or result in longer than expected turnaround times or they may cause our products to malfunction. Due to the complexity of our instrument and cartridge, it may be difficult or impossible to identify the reason for such performance. Performance issues would increase our costs in the near-term and accordingly adversely affect our business, financial condition and results of operations. In addition, failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation and our ability to sell our Talis One system. We may also be subject to warranty claims or breach of contract for damages related to errors, defects or reliability issues in our products.

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

We have eliminated our sales and customer support capabilities which could impact our ability to commercialize our future products, if and when they are approved, and we may not be able to generate any revenue.

In 2022, we implemented two reductions in force of approximately 40% of our employees which has impacted our sales, service and support personnel, and thus our ability to market, sell and support future products, if any. We may not be successful in re-establishing our commercial organization, if and when we have approved products in the future, and we may not be able to generate any revenue.

Factors that may inhibit our efforts to commercialize our future products on our own include:

•
our inability to retain or hire adequate numbers of effective sales and marketing personnel, particularly following a reduction in force;
•
the inability of sales personnel to obtain access to accounts, institutions and/or physicians or educate adequate numbers of these customers on the benefits of ordering our products;
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

If our future products are not competitive in their intended markets, we may be unable to generate revenues or achieve profitability.

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. Due to the significant interest and growth in diagnostics, we expect ongoing intense competition.

We anticipate facing competition primarily from centralized laboratories and diagnostic companies offering both point-of-care and at-home solutions. Competitors include those offering molecular, antibody and antigen tests. Competitors in the reference lab category include Laboratory Corporation of America Holdings (commonly referred to as LabCorp) and Quest Diagnostics Incorporated, along with many hospital laboratories. Our competitors in the point-of-care and/or at-home category, for molecular and/or antigen tests include Abbott Laboratories, bioMérieux SA, Cepheid (a subsidiary of Danaher Corporation), Thermo Fischer Scientific Inc., Roche Molecular Systems, Inc., and QuidelOrtho. There are also smaller or earlier-stage companies developing tests that may also prove to be significant competitors in the women’s health and/or sexual health markets. Many of our potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, regulatory clearance approval and compliance, and sales and distribution than we do. Mergers and acquisitions involving diagnostics companies may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or customer networks. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize diagnostic products or services that are more accurate, more convenient to use or more cost-effective than our products or services. Our competitors also may obtain FDA or other regulatory clearance or approval for their products more rapidly than we may obtain clearance or approval or other marketing authorizations for ours, which could result in our competitors establishing a strong market position before we are able to enter a particular market.

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

There can be no assurance that demand for our women's health and STI tests will continue to exist in the future after we commercialize. If the actual number of patients who would benefit from our products under development, the price at which we can sell future products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

We are highly dependent on our senior management team and key personnel, and if we are unable to retain, recruit and train key personnel, we may not achieve our goals.

Our future success depends, and will likely continue to depend, on our ability to retain, recruit, develop and motivate key personnel. Although we have employment agreements with our senior management, they may terminate their employment with us at any time. The loss of members of our senior management, research and development, science and engineering, manufacturing and marketing teams could delay the achievement of our research, product development and commercialization objectives and harm our business.

We do not maintain fixed-term employment contracts or key man life insurance with any of our employees. Competition for qualified personnel is intense. The life sciences industry has been challenged by shortages of qualified technical personnel, especially those with experience in infectious disease and/or in vitro diagnostics, resulting in increased competition for new hires and increased employee turnover. In addition, we have a limited number of employees to manage and operate our business and cannot ensure that we will be able to maintain adequate staff to (i) develop our products, (ii) run our operations or (iii) accomplish our objectives. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, develop, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

If we fail to achieve the expected financial and operational benefits of our recent reductions in force, our business and financial results may be harmed.

In 2022, in connection with our refocus on the women's health and STI markets, we implemented two reductions in force, of approximately 40% of our employees, designed to align our remaining resources to focus on (i) developing women's health and STI tests on the Talis One system, (ii) our internal manufacturing expertise to support the commercial launch of the Talis One system and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI tests. We believe these changes will preserve capital and help ensure that we are appropriately resourced to advance our pipeline of women's health and STI tests on the Talis One system. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reductions in force.

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

In the ordinary course of our business, we and our third-party service providers will collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (which includes intellectual property and trade secrets). In addition, upon commercialization, we will offer online customer-facing portals accessible through public web portals, through which our customers may process protected health information (PHI). It is critical that we process PHI and other sensitive data in a secure manner to maintain the confidentiality, availability and integrity of such confidential information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. These applications and related data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We rely upon third-party service providers and technologies to operate critical business systems to process confidential information and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties.

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

Expedited, reliable shipping and delivery services and secure warehousing are essential to our operations. When we commercialize our products, we intend to rely heavily on providers of transport services for reliable and secure point-to-point transport of our diagnostic tests to our customers and for tracking of these shipments and require warehousing for our diagnostic tests, sample collection kits and supplies. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our diagnostic tests and increased cost and expense to our business. In addition, we have and may continue to experience higher costs for transportation and warehousing and significant inflation that could adversely affect our operating margins and results of operations, if these costs continue to rise after we commercialize our products. Similarly, strikes, severe weather, natural disasters, civil unrest and disturbances or other service interruptions affecting delivery or warehousing services we use would adversely affect our ability to process orders for our diagnostic tests on a timely basis.

We have entered into licenses, collaborations and strategic alliances, and may enter into additional arrangements like these in the future, and we may not realize the anticipated benefits of such arrangements.

The development and potential commercialization of products will require substantial additional capital to fund expenses. We may form or seek further strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to any products that we may develop and commercialize, including in territories outside the United States. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, or if there are materially adverse impacts on our or the counterparty’s operations which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

Additionally, we sometimes collaborate with academic institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer. Even if we are successful in attaining a license, we may abandon development of a program utilizing licensed technology which may adversely affect our business relationships with our licensors or disrupt our business and financial position.

Further, rights to certain of the components and technology incorporated into our products are, and in the future, may be held by others and we may be unable to in-license any rights to components, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, or if we lose access to components or technologies controlled by others, we may be required to expend significant time and resources to develop or license replacement technology. Any such redevelopment or any delays in entering into new collaborations or strategic partnership agreements related to our technologies could delay the development and commercialization of our products in certain geographies, which could harm our business prospects, financial condition, and results of operations.

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

While we focused initially on the development of the stand-alone Talis One COVID-19 test, our strategy is to expand our product line to encompass products that are intended to be used as point-of-care diagnostics for a variety of infectious diseases particularly in the women's health and STI health markets. Such products will be subject to regulation by the FDA as medical devices, including requirements for regulatory clearance or approval of such products before they can be marketed. Accordingly, we will be required to obtain marketing authorization in order to sell our future products in a manner consistent with FDA laws and regulations. Such processes are expensive, time-consuming and uncertain; our efforts may never result in any marketing authorization; and failure by us to obtain or comply with such marketing authorizations could have an adverse effect on our business, financial condition or operating results.

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

Data privacy and information security have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws, and other similar laws (e.g., wiretapping laws). These privacy laws include, without limitation, the following laws and regulations: Section 5 of the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the California Privacy Rights Act of 2020 (CPRA). HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The CPRA imposes obligations on businesses to which it applies that include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CPRA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CPRA exempts some data processed in the context of clinical trials, the CPRA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the CPRA extends to personal information of business representatives and employees and established a new regulatory agency to implement and enforce the law. Other states, like Colorado, Connecticut, Utah, and Virginia, have passed comprehensive data privacy laws which differ from the CPRA and all of which went into effect in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks and the number of individuals or entities that could initiate actions against us may increase (including individuals via a private right of action), in addition to further complicating our compliance efforts. In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Most jurisdictions have adopted similarly stringent data protection laws which include data localization and cross-border data transfer limitations. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Other jurisdictions require all processing of sensitive personal information be done inside the borders of that jurisdiction.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CPRA, require our customers to impose specific contractual restrictions on their service providers. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in direct conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.

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

As of December 31, 2022, we had $30.9 million of U.S. federal NOLs that were generated in 2017 and prior periods that will expire at various dates through 2037, and $202.2 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2022, we also had aggregate U.S. federal research and development (R&D) credits of approximately $9.6 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Our commercial success depends in part upon our ability to develop, manufacture, market and sell our products and use our technology without infringing, misappropriating or otherwise violating the patents, trademarks or other intellectual property or proprietary rights of third parties. We cannot assure you that technologies we may develop will not infringe existing or future patents owned by third parties. Litigation relating to infringement, misappropriation or other violations of intellectual property rights in biotechnology industry is common, unpredictable and generally expensive and time consuming, including patent infringement lawsuits, trade secret lawsuits, interferences, oppositions, and inter-partes review, post-grant review and ex parte reexamination proceedings before the United States Patent and Trademark Office (USPTO), and corresponding post-grant proceedings in international patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We recently settled a trademark suit as described under the heading "Legal Proceedings" above. In the future, we may also be subject to other third-party claims and adversarial proceedings or litigation regarding infringement, misappropriation or other violation by us of patent, trademark or other intellectual property rights of third parties. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. If any such claim or proceeding is brought against us, our collaborators or our third-party service providers, our development, manufacturing, marketing, sales and other commercialization activities could be similarly adversely affected. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable, and infringed, which could materially and adversely affect our ability to develop, manufacture, market, sell and commercialize any of our products. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe any third-party’s patents or other intellectual property rights, and we are unsuccessful in demonstrating that such patents or other intellectual property are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, marketing, selling and commercializing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all, and if we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our products may be impaired or delayed, which could in turn significantly harm our business. Even if we were able to obtain a license, it could be non-exclusive, which would give our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to cease developing, manufacturing, marketing, selling and commercializing the infringing product or technology. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

There may be third-party patents of which we are currently unaware with claims to machines, manufactures, compositions, formulations, methods of manufacture, or methods of use or treatment that cover our products. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to the technologies we may develop, could be found to be infringed by our technology. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products may infringe. In addition, third parties, our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may obtain patents in the future that may prevent, limit or otherwise interfere with our ability to make, use and sell our products, and may claim that use of our technologies or the manufacture, use, or sale of our products infringes upon these patents.

Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. In addition, if the breadth or strength of protection provided by the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future technology. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers or business collaborators, cause product shipment delays or prohibit us from manufacturing, marketing, selling or otherwise commercializing our products and technology. We may receive, and expect to receive, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property.

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

Competitors and other third parties may infringe, misappropriate, mischaracterize or otherwise violate our patents and intellectual property rights or the patents and intellectual property rights of our licensors. The enforcement of such claims can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Further, there can be no assurance that the pending patent application in question will result in an issued patent for enforcement. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated, interpreted narrowly or amended to no longer cover our technology or products.

If we were to initiate legal proceedings against any other third party to enforce a patent covering our technology, the defendant could assert that our patent is invalid or unenforceable. If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering our technologies, the defendant could counterclaim we infringe their patents or that the patent covering our technology is invalid or unenforceable, or both. In patent litigation in the United States and Europe, defendants alleging invalidity or unenforceability are common. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, lack of written description or non-enablement. Third parties might allege unenforceability of our patents because during prosecution of the patent an individual connected with such prosecution withheld relevant information, or made a misleading statement affecting the interpretation of the relevant scope of the claims. There is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter-partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or products and that we do not have the right to stop the other party from using the invention at issue. The outcome of proceedings involving assertions of invalidity and unenforceability, including during patent litigation, is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution, but that an adverse third party may identify and submit in support of such assertions of invalidity. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). Such a loss of patent protection could have a material adverse effect on our business. Our patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights. Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to, or the correct inventorship of, our patents or patent applications or those of our licensors.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur negative publicity, reputational harm, significant expenses and could distract our personnel from their normal responsibilities, and the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or commercialization activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Uncertainties resulting from patent and other intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace, our ability to raise additional funds, and could otherwise have a material adverse effect on our business, financial condition, results of operations, and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Our success depends in part on our ability to obtain, maintain, defend and enforce patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing, misappropriating, mischaracterizing or otherwise violating our intellectual property and proprietary rights. Our ability to protect our products from unauthorized use by third parties depends on the extent to which valid and enforceable patents cover them or they are effectively protected as trade secrets. While we have a number of issued patents in the United States and foreign countries, several aspects of our patent portfolio are in much earlier stages of prosecution in the United States and foreign countries. Moreover, we do not own or license any issued patents related to certain aspects of our products and technology, including certain structures and components used in our instruments and established molecular biology techniques. The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. There can be no assurance that our patent rights will not be invalidated or held to be unenforceable, will adequately protect our technology, products or provide any competitive advantage, or that any of our pending or future patent applications will issue as valid and enforceable patents. Our ability to obtain and maintain patent protection for our products is uncertain due to a number of factors, including that:

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
•
there may be prior art of which we or the examiner may not be aware that may affect the patentability of our invention claims, or, if issued, affect the validity ot enforceability of a patent claim;
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
•
a third party may challenge our patents and, if challenged, a court may hold that one or more of our patents are invalid in whole or in part;
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

Even if we have or obtain patents covering our products or methods, we may still be barred from making, using and selling such products or methods because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop our technology or to successfully commercialize any approved products alone or with collaborators. Patent applications in the U.S. and elsewhere are generally published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our methods and products could have been filed by others without our knowledge. Additionally, pending claims in patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our system technologies or related products. These patent applications may have priority over patent applications filed by us.

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

Furthermore, we cannot guarantee that any patents will be issued from any of our pending or future patent applications. Criteria determining patentable subject matter and enforcement thereof may be impacted from future judicial and legislative changes or developments in the United States and abroad. Additionally, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in diagnostic patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. Thus, even if our patent applications issue as patents, they may not issue in a form that will provide us with meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. While we will endeavor to protect our technology with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

In addition, third parties may be able to develop technology that is similar to, or better than, ours in a way that is not covered by the claims of our patents, or may have blocking patents that could prevent us from marketing our products or practicing our own patented technology. Moreover, patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years from the filing date of the earliest U.S. or international (PCT) application, to which priority is claimed (excluding provisional applications), thus the life of a patent, and the protection it affords, is limited. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. Without patent protection for current or future methods and related products, we may face competing technology. Given the amount of time required for the development and testing, and regulatory review where necessary, patents protecting such technology might expire before or shortly after such technology is commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology similar or identical to that we or our collaborators may develop.

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. For example, we have licensed technology related to frangible seals and reagent plugs in our Talis One cartridges, under an agreement with thinXXS. Our existing license agreements impose (under certain circumstances), and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, including due to the impact of the COVID-19 pandemic on our business operations or our use of the intellectual property licensed to us in an unauthorized manner, or we are subject to a bankruptcy, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture and/or commercialize our system or product candidates.

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

Obtaining and maintaining a patent portfolio entails significant expense, including periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and patent applications. These expenditures can be at numerous stages of prosecuting patent applications and over the lifetime of maintaining and enforcing issued patents. We may or may not choose to pursue or maintain protection for particular intellectual property in our portfolio. If we choose to forgo patent protection or to allow a patent application or patent to lapse purposefully or inadvertently, our competitive position could suffer. Furthermore, we employ reputable law firms and other professionals to help us comply with the various procedural, documentary, fee payment and other similar provisions we are subject to and, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with a jurisdiction's applicable rules. There are situations, however, in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Legal action that may be required to enforce our patent rights can be expensive and may involve the diversion of significant management time. There can be no assurance that we will have sufficient financial or other resources to file and pursue infringement claims, which typically last for years before they are concluded. In addition, these legal actions could be unsuccessful and result in the limitation of scope or invalidation of our patents, a finding that they are unenforceable or a requirement that we enter into a licensing agreement with or pay monies to a third party for use of technology covered by our patents. We may or may not choose to pursue litigation or other actions against those that have infringed on our patents, or have used them without authorization, due to the associated expense and time commitment of monitoring these activities. If we fail to successfully protect or enforce our intellectual property rights, our competitive position could suffer, which could harm our results of operations.

Some of our intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.

Our intellectual property rights may be subject to a reservation of rights by one or more third parties. For example, certain intellectual property rights related to structures, such as the rotor or test chambers, within Talis One test cartridges were generated, at least in part, through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in the cartridges of our current or future products pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act). These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has what are referred to as “march-in” rights to, under certain limited circumstances, require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention and achieve practical application of the government-funded technology, (2) government action is necessary to meet public health or safety needs, (3) government action is necessary to meet requirements for public use under federal regulations or (4) we fail to meet requirements of federal regulations. The U.S. government also has the right to take title to these inventions if we or our licensors fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. These rights may permit the government to disclose our confidential information to third parties. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. To the extent any of our future owned or licensed intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of such rights could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Changes to US and international patent laws on a jurisdiction by jurisdiction basis is highly uncertain and could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States and international jurisdictions could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. There are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the AIA, enacted on September 16, 2011, resulted in significant changes to the U.S. patent system. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. Circumstances could prevent us from promptly filing patent applications on our inventions.

Since patent applications in the United States and most other countries are confidential for a period of time (typically 18 months), after filing or until issuance, we cannot be certain that we or our licensors were the first to either (1) file any patent application related to our product candidates and other proprietary technologies we may develop or (2) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.

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

Filing, prosecuting, enforcing and defending patents in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In-licensing patents covering our technology in all countries throughout the world may similarly be prohibitively expensive, if such opportunities are available at all. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection, or from selling or importing our technology in and into the United States or other jurisdictions.

We generally apply for patents in those countries where we intend to make, have made, use, offer for sale or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we may not seek protection in all countries where we will commercialize our products and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. Competitors may use our technology in jurisdictions where we do not pursue and obtain patent protection to develop their own tests and products and may export otherwise infringing tests and products to territories where we have patent protection, but where our ability to enforce our patent rights is not as strong as in the United States. These tests and products may compete with technologies that we or our collaborators may develop, and our patents or other intellectual property rights may not be effective or sufficient to prevent such competition.

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

In addition to seeking patent protection for certain aspects of our technology, we also consider trade secrets, including technical and commercial information, including but not limited to confidential and unpatented formulas, processes, know-how, customer and supplier lists, methods of distribution, and advertising strategies, important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their invention rights to us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes or that the assignment agreements that have been entered into are self-executing. Despite these efforts, any of these parties may breach the agreements, intentionally or inadvertently, and disclose our proprietary information, including our trade secrets, or claim ownership in intellectual property that we believe is owned by us. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the U.S. and certain foreign jurisdictions are less willing or unwilling to protect trade secrets.

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

We have historically incurred substantial net losses, including net losses of $113.0 million and $192.0 million for the twelve months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $478.0 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to efforts to develop women's health and STI test tests, for the commercial launch of the Talis One system, and thereafter to increase the adoption of our products, improve these products, scale our manufacturing capabilities and research, develop and commercialize new products.

We have devoted a substantial portion of our resources to the development and commercialization of the Talis One system, a molecular diagnostic system, including clinical and regulatory initiatives to obtain regulatory clearance. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

We will likely need to raise additional capital to fund our existing operations, further develop our diagnostic system, commercialize products, if and when approved, and expand our operations.

We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. We may also need to raise capital sooner or in larger amounts than currently anticipated for numerous reasons, including as a result of failure to obtain regulatory approvals for our tests, or other risks described in this Annual Report. In addition, we intend to pursue a reagent rental model where the customer does not purchase our Talis One instrument, which will require substantial additional working capital.

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

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, our stockholders’ ownership interests will be diluted. Any equity securities we issue could also provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. If we raise funds through borrowings pursuant to a credit agreement, the incurrence of such indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt and acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds through collaborations and alliances and licensing arrangements, we might be required to relinquish significant rights to our system or technologies or to grant licenses on terms that are unfavorable to us.

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

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In recent years, stock markets in general, and the market for life science technology companies in particular (including companies in the genomics, biotechnology, diagnostics and related sectors), have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. From February 12, 2021 through March 15, 2023, the closing price of our common stock has ranged between $0.45 and $27.80 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Market.

On July 27, 2022, we received a notice (Notice) from The Nasdaq Stock Market (Nasdaq), that we are not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1) (Minimum Bid Price Requirement). The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 days, or until January 23, 2023, to regain compliance with the Minimum Bid Price Requirement by having the minimum bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. On January 24, 2023, we transferred the listing of our securities to the Nasdaq Capital Market (Capital Market) and received a second notice from Nasdaq granting us an additional 180-day period, or until July 24, 2023, to regain compliance with the Minimum Bid Price Requirement. We have committed to effectuate a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Minimum Bid Price Requirement. Neither notice nor the transfer to the Capital Market have an immediate effect on the listing of our common stock, and our common stock will continue to trade on the Capital Market under the symbol “TLIS” at this time.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the second compliance period, our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination to a hearings panel.

There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Capital Market or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

Delisting from the Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

We are involved in securities class action litigation and are at risk of additional similar litigation in the future that could divert management’s attention, may be expensive and adversely affect our business and could subject us to significant liabilities.

Our share price is volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a party to securities class action litigation described under the heading “Legal Proceedings” below. The defense of these claims may be expensive and divert our management’s attention and resources and any unfavorable outcome could have a material adverse effect on our business and results of operations. Any adverse determination in these claims, or any amounts paid to settle these claims could require that we make significant payments. In addition, we may in the future be the target of other securities class actions or similar litigation.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

There were 8,402,626 shares of common stock issuable upon the exercise of options outstanding and 326,364 shares of common stock issuable upon vesting of restricted stock units as of December 31, 2022. We registered all of the shares of common stock issuable upon exercise of such outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (Securities Act). The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of December 31, 2022, holders of approximately 37,489,210 shares, or 66% of our capital stock have certain registration rights with respect to the resale of such shares. We filed a registration statement on Form S-3 registering the resale of all of the 37,489,210 shares held by such holders, which registration statement was declared effective on May 24, 2022. We are required to maintain the effectiveness of this registration statement and the holders of such securities are entitled to one underwritten offering per calendar year, in each case, subject to certain conditions, limitations and exceptions.

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

As of March 15, 2023, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 80% of our outstanding voting stock. Further, 66% of our outstanding voting stock is owned by entities affiliated with Baker Bros. Advisors LP (Baker Bros.). In addition, the holders of our Series 1 convertible preferred stock, which, subject to certain limitations, is a voting common stock equivalent, may elect to convert shares of Series 1 convertible preferred stock into shares of Series 2 convertible preferred stock, which is a non-voting common stock equivalent. These shares of Series 2 convertible preferred stock are then convertible into shares of our common stock, subject to certain beneficial ownership limitations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in Redwood City, California (Redwood City Office), where we occupy approximately 38,000 square feet of office and laboratory space under a lease that ends in December 2032. We also occupy approximately 26,400 square feet of laboratory space in Chicago, Illinois, under a lease that ends July 2032. In March 2023, we entered into a lease termination agreement for the Redwood City Office that requires that we vacate the facility by May 12, 2023. In March 2023, we entered into a sublease agreement for 13,165 square feet of office and laboratory space in Redwood City, California, in the same life science campus as our Redwood City Office. The sublease term commences on May 1, 2023 and ends May 31, 2030. The lease termination agreement and sublease agreement are contingent upon the landlord for the current Redwood City Office entering into a new lease agreement for the space with a third-party tenant. We believe that the new Redwood City facility and Chicago facility meet our current needs, and we believe we can find suitable additional space in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

On or about January 7, 2022, John Modrak filed a class action in the United States District Court for the Northern District of California against us, certain of our officers and directors, and J.P. Morgan Securities LLC, BofA Securities, Inc., Piper Sandler & Co., and BTIG, LLC, underwriters of our February 2021 initial public offering (“IPO”), captioned as Modrak v. Talis Biomedical Corp., et al., No. 3:22-cv-00105, purportedly on behalf of shareholders who purchased shares of our stock that were registered in our IPO. On February 18, 2022, Karen Mitcham filed a substantively identical lawsuit in the same court captioned as Mitcham v. Talis Biomedical Corp., et al., No. 3:22-cv-01039-JD, against us, and the same officers and directors as the Modrak lawsuit. The complaints alleged that our registration statement and prospectus issued in connection with our IPO was false and misleading and omitted to state material adverse facts related to the comparator test used in our primary study, our EUA application for our Talis One COVID-19 Test System, and associated regulatory approval and commercialization. The complaints sought unspecified damages under Section 11 and Section 15 of the Securities Act of 1933 ("Securities Act"), and reasonable attorneys’ and expert witnesses’ fees and other costs.

These two cases have been consolidated and co-lead plaintiffs have been appointed as mandated by the applicable federal securities laws.

On December 9, 2022, the Court granted our motion to dismiss and plaintiffs leave to amend their consolidated complaint. On January 13, 2023, the plaintiffs filed an amended complaint, asserting claims for violation of Section 11 of the Securities Act against all defendants and Section 15 of the Securities Act against the individual defendants and seeking unspecified damages, reasonable attorneys' fees and other costs. The consolidated complaint does not assert claims against the above-referenced underwriters. We have moved to dismiss these claims and that motion is pending. We dispute these claims and intend to defend these matters vigorously. These claims remain at an early stage, and the extent and outcome of these claims cannot be predicted at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Stock Market LLC under the symbol “TLIS” since our initial public offering on February 12, 2021. Prior to that time, there was no public market for our common stock.

On July 27, 2022, the Company received a notice (the “Notice”) from the Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s common stock had been below $1.00 per share for thirty-one (31) consecutive business days as of the date of the Notice.

On January 24, 2023, the Company transferred the listing of its securities to the Nasdaq Capital Market (the "Capital Market") and received notice from Nasdaq on the same date indicating that, while the Company has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, and has extended the Company until July 24, 2023 to regain compliance. We have committed to effectuate a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Minimum Bid Price Requirement. The Notice has no other immediate effect on the listing of the Company’s common stock, which will trade on the Capital Market under the symbol “TLIS.”

Holders

As of March 15, 2023, we had approximately 66 holders of record of our common stock and one holder of record of our Series 1 convertible preferred stock.

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

Recent sales of unregistered securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC. We received approximately $233 million in net proceeds from our initial public offering. Through December 31, 2022, we have used all of the net proceeds from the offering primarily to fund our ongoing research and development activities, manufacturing scale-up project and pre-launch inventory.

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

Overview

Talis aims to transform diagnostic testing by developing and commercializing innovative products that are designed to enable accurate, reliable, low cost and rapid molecular testing for infectious diseases and other conditions at the point of care. While timely diagnosis of infectious diseases is critically important to enable effective treatment, testing is primarily performed in centralized laboratories, which requires samples to be shipped for processing, delaying the return of results by days. Point-of-care testing solves this problem by delivering the timely information necessary for clinical care. We are developing the Talis One system, a sample-to-answer, cloud-enabled molecular diagnostic system that could be deployed to a variety of testing settings in the United States and around the world to diagnose infectious disease in the moment of need, at the point-of-care. The Talis One system comprises a compact instrument, single use test cartridges and software, supporting a central cloud database, which work together. The system is designed to provide central laboratory levels of accuracy and be operated by an untrained user.

Recent surveys of women's and sexual health providers that we have conducted confirm the continued and strong interest in adoption of point-of-care systems, such as the Talis One system. We believe that the Talis One system is well positioned to meet the growing demand in both traditional and non-traditional care settings. Although there are several commercially available point-of-care systems, we believe that few, if any, sufficiently meet the needs of healthcare providers to drive broad adoption of, and transition to, point-of-care testing from central lab testing for a broad range of infectious diseases. We believe that the ideal point-of-care technology for diagnosing infectious diseases would not only be highly accurate and rapid, but would also be easy to use, low cost, cloud-compatible and enable multiplexing to detect multiple pathogens at the same time.

We are developing Talis One tests to address some of the most critical infectious diseases in women’s and sexual health, initially with a panel for Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV), as well as a respiratory panel consisting of tests for influenza A, influenza B and COVID-19 (Respiratory Panel). In order to bring the Talis One system to market as soon as possible, we are leveraging progress made to-date to direct our efforts on the pursuit of 510(k) clearances under the federal Food, Drug and Cosmetic Act (FDCA) for our highly differentiated platform and development of multiple test panels. We plan to conduct clinical trials to support clearance of the Respiratory Panel and CT/NG/TV test, as well as other sexually transmitted infections (STIs), such as herpes simplex virus (HSV), vaginal infections including bacterial vaginosis (Vaginal Infections Panel), and urinary tract infections (UTI).

Our products will require marketing authorization from the U.S. Food and Drug Administration (FDA) prior to commercialization. On November 5, 2021, we received an EUA from the FDA for the emergency use of the Talis One system for our stand-alone COVID-19 test, and on May 12, 2022, we received the CE Mark authorization for the stand-alone Talis One COVID-19 test under the European In-Vitro Diagnostic Devices Directive (IVDD). Due to the COVID-19 global pandemic, we obtained marketing authorization for our stand-alone Talis One COVID-19 test under an EUA. After assessing current market dynamics and the financial environment, we suspended commercial investment in the stand-alone Talis One COVID-19 test, as we believe the investments required to commercialize in the United States COVID-19 market outweigh the potential economic return. On August 23, 2022, in response to our withdrawal request filed on August 12, 2022, the FDA revoked our EUA for the stand-alone Talis One COVID-19 test, as we no longer plan to pursue commercialization of the stand-alone Talis One COVID-19 test in the United States. For our women's health and STI tests, we plan to pursue 510(k) clearance or other forms of marketing authorization under the FDA’s standard medical device authorities. In order to bring the Talis One system to market as soon as possible, we plan to submit the Talis One instrument for pre-market notification under 510(k) of the Federal Food, Drug, and Cosmetic Act (FDCA) using our respiratory test, followed by submissions to the FDA for 510(k) clearance for a test panel for CT/NG/TV.

We have invested in automated cartridge manufacturing lines which are currently located at our contract manufacturers' sites and are operated by our contract manufacturing partners. By the end of 2022, we had made improvements in our manufacturing process and demonstrated with our stand-alone COVID-19 test that these high-speed assembly lines can consistently produce cartridges that meet industry standards. In addition, we have resumed investigational use only (IUO) system evaluations of the Talis One system using our COVID-19 test, the results of which have confirmed acceptable cartridge performance when used by third parties, accuracy and validity rates consistent with our internal quality control testing, and positive feedback on the user experience. We will continue to (i) focus on flexible manufacturing to support our research and development functions, clinical trials and to gain internal expertise of our manufacturing process and capabilities and (ii) refine and improve high throughput manufacturing lines to ensure we maintain the ability to manufacture at scale with acceptable cost of goods sold for commercialization.

In addition to the automated cartridge manufacturing lines, we have also established internal manufacturing lines that we expect will accelerate product development and support the product lifecycle. These lines allow us to (i) make process improvements and cost reductions in-house before transferring production back to our contract manufacturing partners, (ii) innovate more quickly to support internal test development and (iii) support cartridge inventory levels pre-commercialization. In order to drive further efficiency and cost reduction in the manufacturing process, we have begun restructuring our relationships with our contract manufacturing partners.

We outsource a substantial portion of our manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third-party contract manufacturers. Our outsourced production strategy is intended to drive rapid scalability. Certain of our suppliers of components and materials are single source suppliers. During 2022, we had two suppliers provide more than 10% of our materials and equipment purchases. To support a commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determined to not have an alternative future use have been expensed.

Since our inception in 2013, we have devoted substantially all our efforts to research and development activities, manufacturing capabilities, raising capital, building our intellectual property portfolio, providing general and administrative support for these operations, and providing selling support as the need has arisen. We have principally financed our operations through the issuance and sale of shares of our convertible preferred stock to outside investors in private equity financings as well as the issuance of convertible promissory notes and receipts from government grants. Prior to our initial public offering, we received $351.5 million from investors in our preferred stock financings and the sale of convertible promissory notes that converted in such financings. Additionally, on February 17, 2021, we raised $232.5 million (after deducting underwriting discounts, commissions and offering expenses) through an initial public offering.

We have incurred recurring losses since our inception, including net losses of $113.0 million and $192.0 million for the twelve months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $478.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

•
continue the research and development of our system and tests for multiple diseases;
•
initiate clinical trials for, or additional pre-clinical development of, our Talis One system;
•
further develop and refine the manufacturing processes for our Talis One system and potentially the design of our Talis One system;

•
change or add manufacturers or suppliers of materials used for our Talis One system;
•
seek marketing authorizations;
•
seek to identify and validate diagnostic tests for additional disease states;
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

As of December 31, 2022, we had unrestricted cash and cash equivalents of $130.2 million. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $130.2 million as of December 31, 2022 will be sufficient to fund our operations through at least the next 12 months from the date our financial statements are issued. Given our recent reductions in force and other expense reductions planned this year, we believe, though there can be no assurance, that we can fund our operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch.

In addition, if we obtain marketing authorization for our system, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As a result, we will need substantial additional funding to support our operating activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of development, manufacturing and commercialization activities. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through one or a combination of grant revenue, equity or debt financings, or collaborations or partnerships with other companies. Adequate funding may not be available to us on acceptable terms, or at all.

If we are unable to obtain funding, we will be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

In March and August 2022, in connection with our refocus on the women's health and STI markets, we implemented two separate reductions in force, designed to align our remaining resources to focus on (i) developing women's health and STI tests on the Talis One system, (ii) our internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI tests. The 2022 reductions in force amounted to approximately 40% of our headcount. We incurred $2.5 million of expenses related to these reductions in force during the twelve months ended December 31, 2022, substantially all of which consisted of one-time charges related to the staff reduction, including cash expenditures and other costs. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to the 2022 reductions in force.

COVID-19 pandemic

The global outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity, caused significant volatility in financial markets, supply chain disruptions and increased costs associated with rising inflation rates. Although the U.S. Food and Drug Administration has approved therapies and vaccines for distribution, there remain uncertainties as to the overall efficacy of the vaccines, especially as new strains of the coronavirus continue to emerge, and the level of resistance these new strains have to the existing vaccines, if any.

Certain states and cities have taken and may re-institute measures to prevent or slow the spread of COVID-19, and its variants including by instituting quarantines, vaccination mandates, and testing requirements restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition and development efforts, including:

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from sales of our Talis One system. We expect to generate revenue in the future from product sales of our Talis One instruments and single use cartridges, following regulatory approval, but there can be no assurance that we will be successful in our development and commercialization efforts. Our business model is focused on driving the adoption of the Talis One system. Customers would gain access to our instrument via a direct sales model or a reagent rental model. Under direct system sales, our customers would directly purchase our Talis One instrument and make subsequent independent purchases of our cartridges. This would include, during our early customer engagements, a fully paid workflow license to practice the desired workflow(s) in a specific field of use. In addition, we would also offer system support to the extent customers require further system and workflow optimization following system implementation. When we place a system under a reagent rental agreement, we plan to install equipment in the customer’s facility without a fee and the customer agrees to purchase our cartridges at a stated price over the term of the reagent rental agreement. Some of these agreements could include minimum purchase commitments. Under a reagent rental model, we plan to retain title to the equipment and such title is transferred to the customer at the conclusion of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

We cannot predict when, or to what extent we will generate revenue from the commercialization and sale of our system. Although we obtained an EUA for our stand-alone Talis One COVID-19 test and the CE Mark authorization under the IVDD, the EUA was revoked in August 2022 by the FDA following our withdrawal request. We have not generated any revenue from the sales of such system, and we do not intend to invest in commercialization of the stand-alone Talis One COVID-19 test due to current commercial market dynamics for molecular COVID-19 tests in the United States. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply. Our contract manufacturers may not have the ability to produce quality product at scale to meet commercial demand which could delay commercialization efforts. Further, we may not succeed in obtaining regulatory approval for our women's health and STI products, or any other future tests. Growth and predictability of recurring revenue is impacted by the timing of commercialization and expansion of our products. It is our goal and expectation that recurring revenue will grow over time, both in absolute dollars and as a percentage of our revenue.

Product revenue, net

In January 2022, we began distributing the Antigen Tests. We currently derive all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications (ASC), Topic

606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. This program has concluded at the end of 2022.

Grant revenue

For the twelve months ended December 31, 2022 and 2021, our revenue from government grants includes a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative (NIH Contract).

The NIH Contract for the RADx initiative expired on January 30, 2022. The Company successfully met milestone requirements and recognized $0.7 million of grant revenue during the twelve months ended December 31, 2022. There is no additional funding available under the NIH Contract.

Under the NIH grant, we recognized $0.5 million during the twelve months ended December 31, 2022. There is the possibility of an additional $1.2 million in payments through April 2023.

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

Research and development expenses

Research and development expenses consist primarily of internal and external costs incurred for our research activities, the development of our system, investment in manufacturing capabilities as well as costs incurred pursuant to our government grants and include:

•
salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•
the cost of laboratory supplies and developing and manufacturing of our system;
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

Research and development activities are central to our business model. We previously focused our research and development efforts on the stand-alone Talis One COVID-19 test but have refocused on the development of tests for women’s and sexual health infections, including a panel for STIs and other infections, such as HSV, the Vaginal Infection Panel, and UTI. We expect to continue to incur significant research and development expenses in the future as we continue the research and development of our system and tests for other infectious diseases and disease states, initiate clinical trials for future tests, further develop and refine the manufacturing processes for our system, and continue commercialization efforts. There are numerous factors associated with the successful commercialization of any test we may develop in the future for other diseases or disease states, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation and bonus, for personnel in our executive, finance, sales and product management, commercial operations, human resources and legal functions. Selling, general and administrative expenses also include professional fees for legal, auditing, tax and consulting services, insurance fees, information technology, and facility-related expenses, which include direct depreciation expenses and allocated expenses for rent and maintenance of facilities and other operating expenses. Selling, general and administrative expenses include impairment expense for the excess of the carrying value of our right-of-use assets over their estimated fair value. Estimated fair value is determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value.

Other income (expense)

Other income (expense), net consists primarily of interest income on cash deposits held at financial institutions, gains and losses on holdings invested in money market funds, and unrealized and realized foreign exchange gains and losses.

Results of operations

Comparison for the twelve months ended December 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Twelve Months Ended December 31,
(in thousands)	2022	2021	Change
Revenue
Grant revenue	$1,160	$8,193	$(7,033)
Product revenue, net	3,652	—	3,652
Total revenue, net	$4,812	$8,193	$(3,381)
Operating expenses:
Cost of goods sold	8,391	—	8,391
Research and development	70,831	157,591	(86,760)
Selling, general and administrative	40,729	42,418	(1,689)
Total operating expenses	$119,951	$200,009	$(80,058)
Loss from operations	(115,139)	(191,816)	76,677
Other (expense) income, net	2,127	(220)	2,347
Net loss and comprehensive loss	$(113,012)	$(192,036)	$79,024

Grant revenue

During the twelve months ended December 31, 2022, $0.7 million and $0.5 million of revenue was recognized related the RADx initiative and NIH grant, respectively. During the twelve months ended December 31, 2021, $7.7 million and $0.5 million of revenue was recognized related the RADx initiative and NIH grant, respectively.

Product revenue, net, cost of product sold

We began to generate sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests, which has concluded by the end of 2022. The increase in product revenue and cost of product sold is due to increased volume in units sold whereas we did not conduct product revenue generating activities during the same period in 2021. During the year ended December 31, 2022, the Company established a reserve against $4.4 million of inventory in excess of forecasted demand recorded within cost of product sold.

Research and development expenses

Research and development expenses for the twelve months ended December 31, 2022 and 2021 were $70.8 million and $157.6 million, respectively, a decrease of $86.8 million. Substantially all of our research and development expenses incurred were related to the development of and manufacturing scale-up for the Talis One system including tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decrease of $86.8 million was primarily driven by expense declines of $52.8 million for the automation of consumable manufacturing, $24.8 million in instrument component costs, and $12.0 million in pre-EUA inventory as we completed our manufacturing scale-up investments. Further decreases include $3.8 million for personnel related expenses and outside services as a result of our March 2022 and August 2022 spending reduction programs. These decreases were primarily offset by an increase of $7.5 million in depreciation expense, primarily due to acceleration of the useful life of certain lab equipment as the Company made the decision to no longer pursue the commercialization of the stand-alone Talis One COVID-19 test in the United States. In the near term, R&D spend will be focused on activities necessary for 510(k) submission and clearance as well as clinical trials needed to receive FDA clearance.

Selling, general and administrative expenses

Selling, general and administrative expenses were $40.7 million for twelve months ended December 31, 2022, compared to $42.4 million for the twelve months ended December 31, 2021, a decrease of $1.7 million. The decrease was primarily due to decreases of $6.7 million related to personnel related expenses including salaries and benefits and stock-based compensation expenses as a result of our March 2022 and August 2022 reductions in force. This decrease was offset by impairment expense of $3.6 million related to our long-lived assets based on fair value estimates using a discounted cash flows approach on forecasted future cash flows and an increase of $1.4 million in insurance expenses.

Liquidity and capital resources

Sources of liquidity

We have funded our operations primarily through public equity offerings, private placements of equity securities and through government grants.

On February 17, 2021, we completed our initial public offering (IPO), pursuant to which we issued and sold 15,870,000 shares of our common stock, at a public offering price of $16.00 per share. The net proceeds from the IPO were $232.5 million after deducting underwriting discounts and commissions and other offering expenses.

As of December 31, 2022, we had unrestricted cash and cash equivalents of $130.2 million. We believe our unrestricted cash and cash equivalents balance as of December 31, 2022 is sufficient to fund our operations for at least the next 12 months from the date our financial statements are issued. Given our recent reductions in force and other expense reductions planned this year, we believe, although there can be no assurance, that we can fund our operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. In addition, if we obtain marketing authorization for our system, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As a result, we will need substantial additional funding to support our operating activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our tests and development and manufacturing activities. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through one or a combination of nondilutive corporate development and licensing opportunities, grant revenue, equity or debt financings, or collaborations or partnerships with other companies. Adequate funding may not be available to us on acceptable terms, or at all.

In March and August 2022, in connection with our refocus on the women's health and STI markets, we implemented two separate reductions in force, designed to align our remaining resources to focus on (i) developing women's health and STI tests on the Talis One system, (ii) our internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI tests. The 2022 reductions in force amounted to approximately 40% of our headcount. We incurred $2.5 million of expenses related to these reductions in force during the twelve months ended December 31, 2022, substantially all of which consisted of one-time charges related to the staff reduction, including cash expenditures and other costs. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to the 2022 reductions in force.

Nasdaq Deficiency Notice

On July 27, 2022, we received a notice (Notice) from The Nasdaq Stock Market (Nasdaq) that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 31 consecutive business days as of the date of the Notice.

On January 24, 2023, the Company transferred the listing of its securities to the Nasdaq Capital Market (Capital Market) and received notice from Nasdaq indicating that, while the Company has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until July 24, 2023, to regain compliance. We have committed to effectuate a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Minimum Bid Price Requirement. The Notice has no other immediate effect on the listing of the Company’s common stock, which will trade on the Capital Market under the symbol “TLIS.”

If, at any time during this second 180-day compliance period, the closing bid price of the common stock is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance. If compliance cannot be demonstrated by July 24, 2023, Nasdaq will provide the Company with written notification that the common stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including a reverse stock split.

Future funding requirements

We do not have any commercial-scale manufacturing facilities and expect to continue to rely on third parties to manufacture the Talis One system and related test cartridges. We have entered into, and expect to enter into additional, agreements with contract manufacturers to support our manufacturing scale-up. We have engaged a third-party logistics provider to manage the movement of materials between suppliers and contract manufacturers and for finished goods warehousing.

We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize our Talis One system. Until we can generate a sufficient amount of revenue from the commercialization of the Talis One system, if ever, we expect to finance our future cash needs through one or a combination of nondilutive corporate development and licensing opportunities, grant revenue, equity or debt financings, or collaborations or partnerships with other companies.

To date, our primary uses of cash have been to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and operating lease costs. We currently have no other ongoing material financing commitments, such as lines of credit or guarantees. We expect to incur significant research and development and commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any future collaborators. We expect to incur additional costs associated with operating as a public company. Accordingly, we may choose to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $478.0 million through December 31, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $130.2 million as of December 31, 2022, will be sufficient to fund our operations for at least 12 months after our financial statements are issued. Given our recent reductions in force and other expense reductions planned this year, we expect to fund operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

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
•
the number and development requirements of tests for other diseases or disease states that we may pursue;
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

Cash flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(100,136)	$(171,384)
Net cash used in investing activities	(1,615)	(2,866)
Net cash provided by financing activities	406	234,429
Net (decrease) increase in cash, cash equivalents and restricted cash	$(101,345)	$60,179

Operating activities

During the year ended December 31, 2022, net cash used in operating activities was $100.1 million, resulting from our net loss of $113.0 million and $8.9 million decrease in accounts payable, accrued expenses and other liabilities driven by the completion of our manufacturing scale-up project. These outflows were offset by non-cash items of $20.6 million, including $8.8 million of depreciation expense primarily driven by the acceleration of the useful life of certain lab equipment as a result of manufacturing changes brought about by the decision to changes in business strategy, $5.4 million of stock based compensation expense, $3.6 million impairment of long-lived assets and $2.8 million of non-cash lease expense.

During the year ended December 31, 2021, net cash used in operating activities was $171.4 million, resulting from our net loss of $192.0 million partially offset by non-cash items of $11.8 million including stock-based compensation of $9.2 million as we increased headcount to support our commercialization. Our net loss was further offset by a decrease of $12.0 million in prepaid research and development driven by the completion of our manufacturing scale up project as of December 31, 2021 and an increase of $2.2 million in accrued expenses and other liabilities. These cash inflows were offset by an increase in other long term assets and liabilities of $5.6 million.

Investing activities

During the years ended December 31, 2022 and 2021, we used $1.6 million and $2.9 million of cash for investing activities related to purchases of property and equipment.

Financing activities

During the year ended December 31, 2022, net cash provided by financing activities was $0.4 million, consisting of $0.3 million in proceeds from common stock issued pursuant to the Company’s employee stock purchase plan and $0.1 million in proceeds from stock option exercises.

During the year ended December 31, 2021, net cash provided by financing activities was $234.4 million, primarily consisting of $232.5 million of proceeds from the issuance of common stock in our initial public offering, $1.4 million in proceeds from stock option exercises, and $0.4 million in proceeds from common stock issued pursuant to the Company’s employee stock purchase plan.

Contractual obligations

Leases

See Note 6. Commitments and contingencies, to our audited financial statements included in Item 8 of this Annual Report for a summary of our operating lease commitments as of December 31, 2022.

In March 2023, we entered into a lease termination agreement with the landlord of our Redwood City, CA facility. Also in March 2023, we entered into a sublease agreement with an initial term of 7 years for office space in Redwood City, CA, with expected occupancy to commence in the second quarter of 2023.

Purchase commitments

Currently, we have no material long-term purchase commitments. We have entered into contracts in the normal course of business with certain contract manufacturing organizations and other third parties for manufacturing services.

Critical accounting policies and estimates

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

From time to time, we may grant stock options to employees, including executive officers, that vest upon the satisfaction of service-based or performance-based vesting conditions. We recognize stock-based compensation over the requisite service period using the accelerated attribution method for awards with a performance condition if the performance condition is deemed probable of being met.

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

•
the progress of our research and development programs, including the status and results of preclinical studies for our system;
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

Recoverability of long-lived assets

We review the carrying amount of our long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or an asset group may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, reducing the carrying value of the related asset to no less than its fair value. Estimated fair value is determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. Estimates in our fair value calculation may include estimates made for discount rate, rental rate and escalations or downtime periods associated with our right-of-use assets as well as others. A 5% change in the estimated rental rate, escalations or downtime periods would not materially impact the fair value of the right-of-use assets. In addition, a 200 basis point change in the selected discount rate would not materially impact the fair value of the right-of-use assets. For purposes of recognition of impairment for long-lived assets, we group assets and liabilities at the lowest level for which cash flows are separately identifiable.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance – Disclosures by Business Entities about Government Assistance to require business entities to disclose information about certain government assistance they receive to provide comparable and transparent information to investors and other financial statement users to enable them to understand an entity’s financial results and prospects of future cash flows. The Company adopted ASU 2016-13 on January 1, 2022 with no material impact on its accumulated deficit, current financial position, results of operations and comprehensive loss, cash flows or disclosures.

Emerging growth company status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we may adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public companies instead of the dates required for other public companies. However, we may early adopt these standards.

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

We may take advantage of these exemptions for up to the last day of the fiscal year ending after the fifth anniversary of our initial public offering, which is December 31, 2026, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.24 billion or more; (2) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talis Biomedical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Talis Biomedical Corporation (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 22, 2023

Talis Biomedical Corporation

Balance sheets

(in thousands, except for share and par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$130,191	$232,545
Accounts receivable, net	308	183
Prepaid expenses and other current assets	2,783	3,387
Total current assets	133,282	236,115
Property and equipment, net	3,312	10,528
Operating lease right-of-use-assets	30,920	12,907
Other long-term assets	1,776	6,278
Total assets	$169,290	$265,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,768	$5,122
Accrued compensation	4,212	6,369
Accrued liabilities	989	6,383
Operating lease liabilities, current portion	3,703	1,232
Total current liabilities	12,672	19,106
Operating lease liabilities, long-term portion	29,879	12,745
Total liabilities	42,551	31,851
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized as of December 31, 2022 and 2021; 29,863,674 shares issued and outstanding as of December 31, 2022 and 2021, respectively; aggregate liquidation preference of $3 as of December 31, 2022 and 2021	3	3
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 26,795,800 and 26,408,031 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	604,687	598,913
Accumulated deficit	(477,954)	(364,942)
Total stockholders’ equity	126,739	233,977
Total liabilities and stockholders’ equity	$169,290	$265,828

See accompanying notes to the financial statements

Talis Biomedical Corporation

Statements of operations and comprehensive loss

(in thousands, except for share and per share amounts)

	Year ended December 31,
	2022	2021
Revenue
Grant revenue	$1,160	$8,193
Product revenue, net	3,652	—
Total revenue, net	$4,812	$8,193
Operating expenses:
Cost of product sold	8,391	—
Research and development	70,831	157,591
Selling, general and administrative	40,729	42,418
Total operating expenses	119,951	200,009
Loss from operations	(115,139)	(191,816)
Other income (expense), net	2,127	(220)
Net loss and comprehensive loss	$(113,012)	$(192,036)
Net loss per share, basic and diluted	$(4.24)	$(8.48)
Weighted average shares used in the calculation of net loss per share, basic and diluted:	26,633,241	22,655,339

See accompanying notes to the financial statements

Talis Biomedical Corporation

Statements of convertible preferred stock and stockholders’ equity

(in thousands, except for share amounts)

	Convertible Preferred Stock		Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2020	53,509,351	$290,945	—	—	2,126,254	—	$64,335	$(172,906)	$(108,571)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	789,225	—	1,444	—	1,444
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	—	—	67,120	—	439	—	439
Issuance of Common Stock upon initial public offering, net of issuance costs of $21,349	—	—	—	—	15,870,000	2	232,546	—	232,548
Conversion of convertible preferred stock into common stock and Series 1 convertible preferred stock upon initial public offering	(53,509,351)	(290,945)	29,863,674	3	7,555,432	1	290,942	—	290,946
Stock-based compensation expense	—	—	—	—	—	—	9,207	—	9,207
Net loss	—	—	—	—	—	—	—	(192,036)	(192,036)
Balance at December 31, 2021	—	—	29,863,674	$3	26,408,031	$3	$598,913	$(364,942)	$233,977
Issuance of Common Stock pursuant to equity incentive plan	—	—	—	—	122,547	—	98	—	98
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	—	—	265,222	—	308	—	308
Stock-based compensation expense	—	—	—	—	—	—	5,368	—	5,368
Net loss	—	—	—	—	—	—	—	(113,012)	(113,012)
Balance at December 31, 2022	—	—	29,863,674	$3	26,795,800	$3	$604,687	$(477,954)	$126,739

See accompanying notes to the financial statements

Talis Biomedical Corporation

Statements of cash flows

(in thousands)

	Year ended December 31,
	2022	2021
Operating activities
Net loss	$(113,012)	$(192,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,368	9,207
Depreciation and amortization	8,830	1,578
Non-cash lease expense	2,771	1,043
Impairment of long-lived assets	3,593	—
Changes in operating assets and liabilities:
Accounts receivable	(125)	288
Prepaid expenses and other current assets	604	(281)
Prepaid research and development	—	12,014
Other long-term assets and liabilities	741	(5,615)
Accounts payable	(1,194)	216
Accrued expenses and other liabilities	(7,712)	2,202
Net cash used in operating activities	$(100,136)	$(171,384)
Investing activities
Purchase of property and equipment	(1,615)	(2,866)
Net cash used in investing activities	$(1,615)	$(2,866)
Financing activities
Proceeds from stock option exercises	98	1,444
Proceeds from stock issuances pursuant to employee stock purchase plan	308	439
Proceeds from initial public offering, net of issuance costs	—	232,546
Net cash provided by financing activities	$406	$234,429
Net (decrease) increase in cash, cash equivalents and restricted cash	(101,345)	60,179
Cash, cash equivalents and restricted cash at beginning of year	233,312	173,133
Cash, cash equivalents and restricted cash at end of year	$131,967	$233,312

Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$19,245	$13,499

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	December 31,
	2022	2021
Cash and cash equivalents	$130,191	$232,545
Restricted cash - other long-term assets	1,776	767
Total cash, cash equivalents and restricted cash	$131,967	$233,312

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

In November 2021, the U.S. Food and Drug Administration (FDA) granted Emergency Use Authorization (EUA) for use of the stand-alone Talis One COVID-19 test in a variety of healthcare settings, and on May 12, 2022, we received the CE Mark certification under the European In-Vitro Diagnostic Devices Directive (IVDD) for the stand-alone Talis One COVID-19 test. On August 23, 2022, in response to our withdrawal request filed on August 12, 2022, the FDA revoked our EUA for the stand-alone Talis One COVID-19 test, as we no longer plan to pursue commercialization of the stand-alone Talis One COVID-19 test in the United States.

In January 2022, the Company began to act as an authorized distributor for third-party COVID-19 antigen tests (Antigen Tests). The Company intends to conclude this program, upon the earlier of (i) selling its limited remaining Antigen Tests and (ii) the expiration date of the Antigen Tests.

Initial Public Offering

In February 2021, the Company completed an initial public offering (IPO) in which the Company issued and sold 15,870,000 shares of common stock at a public offering price of $16.00 per share. The aggregate proceeds received by the Company from the IPO was $232.5 million after deducting underwriting discounts, commissions and offering expenses of approximately $21.3 million. Upon the closing of the IPO, affiliated preferred shares with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining outstanding convertible preferred shares were converted into 7,555,432 shares of common stock.

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including net loss of $113.0 million for the year ended December 31, 2022. As of December 31, 2022, the Company had unrestricted cash and cash equivalents of $130.2 million and $1.8 million of restricted cash.

Management expects to continue to incur additional substantial losses in the foreseeable future primarily as a result of the Company’s research and development activities and future commercialization of the Talis One system. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its products. The Company expects its existing unrestricted cash and cash equivalents as of December 31, 2022 will be sufficient to fund its operations through at least one year from the date these financial statements are issued. The Company expects to finance its future operations with its existing unrestricted cash and cash equivalents and through strategic financing opportunities that could include, but are not limited to, one or a combination of nondilutive corporate development and licensing opportunities and grant agreements, the incurrence of debt, future offerings of its equity, or collaborations or partnerships with other companies. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company or at all.

In March 2022 and August 2022, we implemented two separate reductions in force (RIF) designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing women's health and sexual transmitted infection (STI) tests on the Talis One system and internal manufacturing expertise to support our strategic plans. During the year ended December 31, 2022, we incurred $1.0 million of expenses related to the March 2022 RIF and $1.5 million of expenses related to the August 2022 RIF recorded within operating expenses on our statements of operations and comprehensive loss, substantially all of which consisted of charges related to the staff reduction, including cash expenditures and other costs during each RIF. There were no remaining obligations as of December 31, 2022.

2. Summary of significant accounting policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting.

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

During the year ended December 31, 2022, the Company shortened the useful life of certain lab equipment as a result of manufacturing changes brought about by the decision to no longer pursue the commercialization of the stand-alone Talis One COVID-19 test in the United States. This change in estimate resulted in $6.6 million of accelerated depreciation expense during the twelve months ended December 31, 2022.

Reclassifications

The accompanying statement of cash flows for the twelve-month period ended December 31, 2021 and the accompanying balance sheet as of the year ended December 31, 2021 reflects the Company's reclassification of grants receivables and unbilled grants receivables to accounts receivable, to conform to the presentation of the current period. The statement of cash flows for the twelve-month period ended December 31, 2021 reflects the Company's reclassification of the change in lease assets and liabilities into other long-term assets and liabilities, to confirm to the presentation in the current period.

Fair value measurements

The Company's financial assets carried at fair value consist of cash equivalents held in money market accounts that are valued using quoted prices in active markets for identical instruments. Due to their short-term nature, the carrying values for cash, accounts receivable and accounts payable approximate fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable.

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

For nonfinancial assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired. These assets generally include property and equipment and operating lease right-of-use assets. If measured at fair value in the balance sheets, these would generally be classified within Level 3 of the fair value hierarchy.

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

Accounts receivable, net

Accounts receivable include trade receivables, unbilled receivables and grant receivables. The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the accounts receivable. The Company considers various factors in establishing, monitoring, and adjusting its allowance for doubtful accounts, including the aging of the accounts and aging trends and specific exposures related to particular customers. Accounts receivable are charged off after all reasonable means to collect the full amount have been exhausted. The Company has an immaterial allowance for doubtful accounts as of December 31, 2022 and 2021.

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

Global economic conditions remain volatile resulting from the continuing and evolving effects of the COVID-19 pandemic, inflationary pressures, rising interest rates, the ongoing military conflict between Russia and Ukraine and related sanctions imposed against Russia and otherwise. The Company continues to evaluate the potential impact of these global issues on our current and future business operations, including our expenses, clinical trials and addressable markets as well as on our industry and healthcare system.

The Company is dependent on key suppliers for certain manufacturing and research and development activities. An interruption in the supply of these materials could temporarily impact the Company’s ability to commercialize, manufacture inventory and perform research and development, testing and clinical trials related to its products. The Company is also dependent on its manufacturing partners that are critical to its ability to supply product to its end customers.

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than the carrying value, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Inventory write-downs are recorded in cost of product sold and a new lower-cost basis for the inventory is established. Excess and obsolete inventory is primarily based on estimated forecasted sales, usage levels, and expiration dates and is recorded within cost of product sold. During the year ended December 31, 2022, the Company established a reserve against $4.4 million of inventory in excess of forecasted demand.

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

Construction in progress relates to new equipment having alternative future use that is being used to expand our research and development capabilities. Construction in progress includes the cost of construction and other direct costs attributable to the construction.

Impairment of long-lived assets

A long-lived asset may be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset or asset group's carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset to its fair value and a charge to operating expense. The Company reviews the carrying amount of its long-lived assets, including property and equipment, for impairment whenever events indicate that the carrying amount of the assets may not be fully recoverable.

During the year ended December 31, 2022, management concluded that the Company's decrease in market capitalization was a triggering event for potential impairments of our assets. A $3.6 million impairment of long-lived assets charge was recorded within selling, general and administrative expenses on the statement of operations and comprehensive loss for the year ended December 31, 2022. The operating lease impairment charge reduces the carrying value of the associated right-of-use assets to the estimated fair values. The fair values are estimated using a discounted cash flows approach on forecasted future cash flows derived from current market data including discount rate, rent and rent escalation rates, downtime and abatement assumptions. The fair value of our right-of-use assets may change as a result of a change in any of these inputs. There was no impairment recorded for the year ended December 31, 2021.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. The Topic requires a lessee to determine if an arrangement is a lease or contains a lease at contract inception, to recognize right-of-use ("ROU") assets and lease liabilities arising from operating and financing leases with terms longer than 12 months on the balance sheets and to disclose key information about leasing arrangements. The Company's lease agreements may include variable lease payments which are not included in the initial measurement of the right-of-use asset or lease liability due to the uncertainty of the payment amount and is recorded as lease cost in the period incurred. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company enters into certain manufacturing and supply arrangements with third-party suppliers that may contain embedded leases for the manufacturing of Talis One cartridges and instruments, which require highly specialized production lines. If it is determined that the Company controls the underlying assets during construction, the Company may be deemed to be the “owner” for accounting purposes during the construction period and may be required to capitalize the project costs on its balance sheet. As the Company has funded all of the construction costs, the recognition of a financing liability for amounts funded by the third-party supplier is not necessary.

Revenue Recognition

Product revenue, net

The Company currently only generates revenues from its sales of third-party Antigen Tests. The Company obtains control of the product and assumes inventory risk before it is transferred to the customer and therefore reports revenue on the gross amount billed to the customer. The Company has recognized sales from two primary customer types: (i) direct customers including hospitals, urgent care centers, physician, public health and retail clinics, and (ii) sub-distributors.

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

Contract balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables from contracts with customers are included within accounts receivable, net on the balance sheets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. When performance obligations are not transferred to a customer at the end of a reporting period, cash received associated with the amount allocated to those performance obligations is reflected as contract liabilities on the balance sheets and is deferred until control of these performance obligations is transferred to the customer. There are no contract liabilities as of December 31, 2022.

Contract costs

Under ASC 606, the Company is required to capitalize incremental costs to obtain customer contracts if the costs relate directly to a contract that can be specifically identified and expect to be recovered. These costs are required to be amortized to expense consistent with the transfer of the goods or services to the customer to which the asset relates. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. The Company did not have any capitalized contract costs as of and for the twelve months ended December 31, 2022.

Grant revenue and receivables

Grants awarded to the Company for research and development by government entities are outside the scope of ASC 606. This is because the granting entities are not considered to be customers and are not receiving reciprocal value for their grant support provided to the Company. These grants provide the Company with payments for certain types of expenditures in return for research and development activities or for meeting certain development milestones over a contractually defined period. For efforts performed under these grant agreements, the Company’s policy is to recognize revenue when it is reasonably assured that the grant funding will be received as evidenced through the existence of a grant arrangement, amounts eligible for reimbursement are determinable and have been incurred and paid, the applicable conditions under the grant arrangements have been met, and collectability of amounts due is reasonably assured. Costs of grant revenue are recorded as a component of research and development expenses in the Company’s statements of operations and comprehensive loss.

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

In 2021, the Company completed work on production lines to automate the production of its Talis One cartridges for the COVID-19 test. The Company incurred $69.6 million as part of the Company’s effort to scale-up its manufacturing capacity including costs incurred for high capacity production equipment in the twelve months ended December 31, 2021. During the year ended December 31, 2021 the Company charged $11.8 million of pre-launch inventory relating to cartridges and $21.7 million of pre-launch inventory relating to instrument components to research and development expense, respectively.

The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances at that time through discussions internally and with service providers to confirm the accuracy of progress and stage of completion. The Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed requires judgment and actual results may vary.

Preferred stock

As part of the Company's IPO, certain shares of the Company's historical convertible preferred stock converted into shares of the Company's Series 1 convertible preferred stock. The Company records the Series 1 convertible preferred stock at par value on the date of conversion. The Company has classified its Series 1 convertible preferred stock as permanent equity within the accompanying balance sheet at December 31, 2022 and 2021 due to the immaterial liquidation value of the shares.

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

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. The Company does not expect the Act to materially impact its financial statements.

The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and experimental (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

Stock-based compensation

The Company maintains an equity incentive plan as a long-term incentive for employees, consultants, and directors. We generally issue new common shares upon exercise of options and vesting of RSUs. The Company accounts for all stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The measurement date for stock awards, including stock options and restricted stock units (RSUs) is the date of grant. Awards granted by the Company are routine in nature including new hire, annual, and promotional grants that are not designed to be spring-loaded, and therefore the market price is not adjusted when estimating the grant-date fair value of these awards. From time to time, the Company may grant stock options to employees, including executive officers, and consultants that vest upon the satisfaction of service-based, performance-based or market-based vesting conditions.

For awards that vest based on multiple conditions, the Company estimates the fair value on its grant date using the Black-Scholes option valuation model or the Monte Carlo Simulation valuation model, depending on the terms and conditions of the particular award.

•
For awards where vesting occurs based on a service condition only, the Company recognizes compensation expense using the straight-line method over the requisite service period.
•
For awards where vesting occurs based on either a service condition or a performance condition, the Company recognizes stock-based compensation over the requisite service period using the accelerated attribution method for awards with a performance condition if the performance condition is deemed probable of being met.
•
For awards where vesting occurs based on either a service condition or a market condition, compensation expense is recognized over the requisite service period. If the market condition is satisfied prior to the completion of the requisite service period, any remaining unrecognized compensation expense will be accelerated at that time. The Company does not reverse compensation expense associated with these awards if the market condition is not met.

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

Net loss per share attributable to common stockholders

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of potential dilutive securities. The Series 1 convertible preferred stock are participating securities but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Stock options, unvested RSUs, Series 1 convertible preferred stock, and shares estimated to be purchased under the Company’s employee stock purchase plan (ESPP) are considered potentially dilutive common stock. The Company computes diluted net loss per share after giving consideration to all potentially dilutive common stock outstanding during the period, determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive.

For the years ended December 31, 2022 and 2021, the Company reported a net loss. The potentially dilutive common stock would have been anti-dilutive and therefore basic and diluted loss per share attributable to common stockholders were the same.

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

New Accounting Pronouncements

There is no accounting guidance currently pending that we expect to have a material impact on our consolidated financial statements or disclosures.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance – Disclosures by Business Entities about Government Assistance to require business entities to disclose information about certain government assistance they receive to provide comparable and transparent information to investors and other financial statement users to enable them to understand an entity’s financial results and prospects of future cash flows. The Company adopted ASU 2016-13 on January 1, 2022 with no material impact on its accumulated deficit, current financial position, results of operations and comprehensive loss, cash flows or disclosures.

3. Fair value measurements

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$127,404	$—	$—	$127,404
Total assets measured at fair value	$127,404	$—	$—	$127,404

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$205,071	$—	$—	$205,071
Total assets measured at fair value	$205,071	$—	$—	$205,071

4. Balance sheet components

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Lab equipment	$12,521	$8,077
Office and computer equipment	548	507
Furniture and fixtures	828	407
Leasehold improvements	1,253	814
Total	15,150	9,805
Less accumulated depreciation	(12,822)	(3,992)
Total	2,328	5,813
Construction in progress	984	4,715
Property and equipment, net	$3,312	$10,528

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development costs	$351	$5,303
Other liabilities	638	1,080
	$989	$6,383

5. Revenue

Product revenue, net

The Company currently operates in one reportable segment. There were no sales to customers outside of the United States during the year ended December 31, 2022. The Company had one customer that individually comprised over 10% of product revenues, net for the twelve months ended December 31, 2022.

Grant Revenue

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2022, the Company exercised its fourth one-year option under the grant, extending the term through April 2023 with $1.2 million in additional funding available under the extension.

During each of the twelve months ended December 31, 2022 and 2021, the Company recognized $0.5 million of revenue related to this grant.

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

During the year ended December 31, 2022 and 2021, the Company recognized revenue of $0.7 million and $7.7 million related to the RADx initiative, respectively.

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

In January 2021, the Company entered an operating lease for laboratory and office space in Redwood City, CA. The Company received access to the premises and the lease commenced in June 2022. In June 2022, the Company recorded a right-of-use asset of $23.9 million on the Company's balance sheet, including $4.7 million for a prepayment made to the landlord in 2021. The lease is classified as an operating lease and will continue for an initial term of 10.5 years, with options to extend the term for two successive five-year periods after the initial expiration date. The Company’s minimum commitment under the lease is approximately $2.6 million annually with fixed escalations of 3.0% per annum.

During the year ended December 31, 2022, the Company recorded a $3.6 million long-lived asset impairment charge related to right-of-use assets. Refer to Note 2, "Long-lived asset impairment" for more information.

The components of the lease costs and supplemental cash flow information relating to the Company's leases were as follows (in thousands):

	December 31,
Lease Costs	2022	2021
Operating lease costs	$4,100	$1,984
Variable lease costs	834	110
Total operating lease costs	$4,934	$2,094
Cash flows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,360	$1,050

	December 31,
	2022	2021
Weighted-average remaining lease term	9.8 years	10.2 years
Weighted-average discount rate	7.0%	5.2%

The undiscounted future lease payments for operating leases as of December 31, 2022 were as follows (in thousands):

Year ending December 31,	Operating Leases
2023	$3,832
2024	4,381
2025	4,503
2026	4,628
2027	4,757
2028 and thereafter	24,988
Total future minimum lease payments	$47,089
Less: imputed interest	(13,507)
Present value of operating lease liabilities	33,582
Less: current portion of lease liabilities	(3,703)
Noncurrent portion of lease liabilities	$29,879

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

In conjunction with the Chicago, IL laboratory and office space lease, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the balance sheet as of December 31, 2022, because it is unavailable for a period longer than one year from the balance sheet date.

Neither LOC had not been drawn upon through December 31, 2022.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also provides indemnification to directors and officers of the Company to the maximum extent permitted under applicable Delaware law. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As December 31, 2022, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Contingencies

The Company is party to certain legal matters arising in the ordinary course of its business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. The Company records a provision for contingent losses when it is both probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. When management determines that it is not probable, but rather reasonably possible that a liability has been incurred at the date of the financial statements, management discloses such contingencies and the possible loss or range of loss if such estimate can be made. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the maximum possible loss exposure. Circumstances change over time and actual results may vary significantly from estimates.

The Company currently does not believe that the ultimate outcome of any of the matters is probable or reasonably estimable, or that these matters will have a material adverse effect on its business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation and other negotiations can have an adverse impact on the Company because of litigation and settlement costs, diversion of management resources and other factors. Legal costs are expensed as incurred.

7. Stockholders’ equity

Convertible preferred stock

Upon the closing of the IPO, 42,705,056 affiliated convertible preferred stock with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining 10,804,295 outstanding historical convertible preferred stock were converted into 7,555,432 shares of common stock. As of December 31, 2022 and 2021, there were no shares of Series 2 non-voting convertible preferred stock outstanding.

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

Dividends

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock have the right to receive dividends first or simultaneously with payment of dividends on common stock. As of December 31, 2022, no such dividends had been declared or accrued.

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

Common Stock

The Company’s February 2021 amended and restated certificate of incorporation authorized the issuance of up 200,000,000 shares of common stock, each having a par value of $0.0001 and entitled to one vote per share. No dividends have been declared or paid during the years ended December 31, 2022 and 2021.

On July 27, 2022, the Company received a notice (Notice) from the Nasdaq Stock Market (Nasdaq) that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s common stock had been below $1.00 per share for thirty-one (31) consecutive business days as of the date of the Notice.

On January 24, 2023, the Company transferred the listing of its securities to the Nasdaq Capital Market (Capital Market) and received notice from Nasdaq indicating that, while the Company has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until July 24, 2023, to regain compliance. We have committed to effectuate a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Minimum Bid Price Requirement. The Notice has no other immediate effect on the listing of the Company’s common stock, which will trade on the Capital Market under the symbol “TLIS.”

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

The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense of $0.3 million and $0.4 million related to the ESPP has been recorded for the years ended December 31, 2022 and 2021, respectively.

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

Stock option activity

A summary of option activity during the year ended December 31, 2022 is as follows:

	Number of Units Outstanding	Weighted Average Exercise Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,590,411	$5.48	8.8	$6,196
Granted	4,367,446	$1.08
Exercised	(65,862)	$1.50
Forfeited	(3,030,143)	$4.86
Expired	(1,459,226)	$5.03
Outstanding at December 31, 2022	8,402,626	$3.52	8.6	$—
Options vested and expected to vest at December 31, 2022	8,402,626	$3.52	8.6	$—
Options vested and exercisable at December 31, 2022	2,831,700	$4.97	8.0	$—

As of December 31, 2022, the total unrecognized stock-based compensation related to stock options was $9.9 million, which is expected be recognized over a weighted-average period of approximately 3 years. Total options vested during the year were 1,812,221 with a total fair value of $6.0 million.

As of December 31, 2022, the Company has granted service-based stock option awards which may accelerate vesting upon performance-based or market-based conditions.

The weighted-average assumptions that the Company used in Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employee directors were as follows:

	Year ended December 31,
	2022	2021
Expected term (in years)	8.3	5.8
Expected Volatility	71.3%	73.1%
Risk-free interest rate	2.9%	1.1%
Expected Dividend yield	—%	—%

The weighted-average grant date fair value per share was $0.79 and $4.51 for options granted during the years ended December 31, 2022 and 2021, respectively.

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

Restricted stock units

A summary of RSU activity during the year ended December 31, 2022 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	407,720	$5.72
Granted	351,900	$1.20
Vested	(61,760)	$5.70
Forfeited	(371,496)	$4.06
Outstanding at December 31, 2022	326,364	$2.75

As of December 31, 2022, the total unrecognized stock-based compensation related to RSUs was $0.8 million, which is expected to be recognized over a weighted average period of approximately 3 years. Outstanding RSUs as of December 31, 2022 includes 5,075 RSUs that were vested, but not yet delivered.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$1,313	$2,388
Selling, general and administrative	4,055	6,819
Total stock-based compensation	$5,368	$9,207

9. Related-party transactions

Financing activity

During the year ended December 31, 2021, the Company received proceeds of $106.2 million from the issuance of common stock to related parties as part of the Company’s IPO, including the Company’s majority shareholder, the Baker Funds, six officers and two members of the Board of Directors.

Registration rights

In March 2021, the Company entered into the Registration Rights Agreement with the Baker Funds, holders of Series 1 convertible preferred stock and related parties (see Note 7, Stockholders Equity - Registration Rights).

10. Income taxes

The Company had no income tax expense for the year ended December 31, 2022 and 2021, due to its history of operating losses. During the years ended December 31, 2022 and 2021 the Company recorded a net loss of $113.0 million and $192.0 million, respectively.

The effective tax rate for the years ended December 31, 2022 and 2021 is different from the federal statutory rate primarily due to the tax benefit of the Company’s net loss and comprehensive loss not being more likely than not to be realized. The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	December 31,
Effective income tax rate:	2022	2021
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.0	7.7
Research and development tax credits	0.9	0.8
Permanent differences	(0.5)	(0.2)
Change in valuation allowance	(27.4)	(29.3)
Total provision for income taxes	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Federal and state operating loss carryforwards	$66,709	$60,966
Research and development tax credits	8,384	6,655
Lease liabilities	9,420	4,221
Manufacturing line and production equipment	27,875	29,153
Inventory related costs	12,669	11,076
Compensation related items	2,838	2,877
Capitalized research and development costs	17,880	—
Property and equipment	1,200	—
Other	905	141
Total gross deferred tax asset	147,880	115,089
Valuation allowance	(140,411)	(111,024)
Net deferred tax asset	7,469	4,065
Deferred tax liabilities:
Property and equipment	—	(167)
Operating lease right-of-use asset	(7,469)	(3,898)
Total deferred tax liabilities	(7,469)	(4,065)
Net deferred tax asset	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income. Because of the Company's history of operating losses, the Company believes that the realization of its deferred tax assets is not more likely than not to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $29.4 million and $59.7 million for the years ended December 31, 2022 and 2021, respectively, primarily due to the increase in the Company's net loss and comprehensive loss.

NOLs and tax credit carryforwards as of December 31, 2022 are as follows (in thousands):

	Amount	Expiration Years
NOLs, federal (post December 31, 2017)	$202,240	Do not expire
NOLs, federal (pre January 1, 2018)	30,901	2033 - 2037
NOLs, state	204,050	2033 to 2041
Research and development tax credits, federal	9,596	2035 to 2041
Research and development tax credits, state	7,759	Do not expire

Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 as amended (Section 382) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. Until a study is completed no limitations have been recorded.

Uncertain tax positions

A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021
Unrecognized tax benefits at the beginning of the period	$7,244	$4,841
Additions for current tax positions	1,729	2,403
Changes for previous tax positions	—	—
Unrecognized tax benefits at the end of the period	$8,973	$7,244

During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company files income tax returns in the U.S. federal and various tax jurisdictions. The federal and state income tax returns from inception through December 31, 2022 remain subject to examination by federal and state authorities, where applicable. There are currently no pending income tax examinations.

11. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	December 31,
	2022	2021
Numerator:
Net loss - basic and diluted	$(113,012)	$(192,036)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	26,633,241	22,655,339
Net loss per share - basic and diluted	$(4.24)	$(8.48)

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

	As of December 31,
	2022	2021
Series 1 convertible preferred stock	29,863,674	29,863,674
Options to purchase common stock	8,402,626	8,590,411
Shares estimated to be purchased under 2021 ESPP	251,805	196,558
Unvested RSUs	326,364	407,720
Total	38,844,469	39,058,363

12. Employee benefit plans

The Company has a qualified deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (401(k) Plan). Under the 401(k) Plan, employees may elect to defer a percentage of their salary, subject to Internal Revenue Service limits. The 401(k) Plan follows the Safe Harbor Deferral provisions, met with a Company Basic Matching Provision in which we provide an automatic matching contribution as follows: one-for-one with respect to the first 3% of an employee’s contributions, and 50 cents on the dollar for the next 2% of the employee’s contributions, up to a maximum company match of 4%. The matching contribution under this provision totaled $0.9 million and $1.1 million for the years ended December 31, 2022 and 2021.

The Company, at its sole discretion, may make discretionary profit-sharing contributions to the accounts of qualifying participants. There were no discretionary contributions to the 401(k) Plan for the years ended December 31, 2022 or 2021.

13. Subsequent events

As part of the Company's expense reduction efforts, the Company has entered into agreements to reduce the amount of space it leases in Redwood City, CA. These agreements are conditional upon the Company's landlord subsequently entering into a lease agreement with a third-party tenant.

In March 2023, the Company entered a lease termination agreement, with the landlord of our Redwood City, CA facility. The termination agreement will accelerate the lease termination date to no later than May 12, 2023. The termination of this lease will reduce our operating lease right-of-use assets and lease liabilities as of the termination date. The Company will assess the impact of termination on the right-of-use assets and lease liabilities at the date upon which the agreement becomes enforceable. The Company expects to pay customary termination and broker fees associated with the termination, which are expected to be immaterial.

In March 2023, the Company entered a sublease for a future laboratory and office space in a Redwood City, CA facility. The sublease will continue for a term of 7 years, with no option to extend. The minimum annual commitment under the new sublease is approximately $1.0 million with fixed escalations of 3.5% per annum. The Company is required to hold a letter of credit in the amount of $0.7 million to secure this lease through expiration. The sublease is expected to commence for accounting purposes in the second quarter of 2023. The Company will assess the lease accounting at the date upon which the agreement becomes enforceable.

In May 2020, we entered into a supply agreement with thinXXS (thinXXS Agreement), a wholly-owned subsidiary of IDEX Corporation (NYSE:IEX), for the purchase of certain materials, including single-use cartridges for use with the Talis One system and components and subassemblies of such single-use cartridges. In March 2023, we entered into a termination agreement with thinXXS, pursuant to which we (i) terminated the thinXXS Agreement, (ii) received possession and title to automated manufacturing lines and certain related materials, and (iii) entered into a license agreement under which we received a patent license to thinXXS intellectual property that may be incorporated into the Talis One system. The Company expects to pay approximately $3.2 million in license, materials and transfer services fees associated with the termination.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of the end of the period covered by this Annual Report required by Exchange Act Rules 13a-15(b) or 15d-15(b).

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

Management's report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended December 31, 2022.

Item 9B. Other Information.

On March 17, 2023, the Company entered into a termination agreement (the “Lease Termination Agreement”) with Westport Office Park, LLC (the “Landlord”) effective as of March 16, 2023, to terminate the Company’s lease agreement with the Landlord dated January 20, 2021, as amended, for the Company’s 38,000 square feet of office and laboratory space at 3400 Bridge Parkway in Redwood City, California (the “Original Lease Agreement”). Concurrently with the Company’s entry into the Lease Termination Agreement, also on March 17, 2023, the

Company entered into a sublease agreement (the “Sublease Agreement”) with Kriya Therapeutics, Inc. (“Kriya”) for the Company’s lease of 13,165 square feet of office and laboratory space at 1100 Island Drive in Redwood City, California (the “New Office”).

The Lease Termination Agreement and Sublease Agreement are contingent upon the Landlord for the 3400 Bridge Parkway office entering into a new lease agreement for the space under the Original Lease Agreement with a third-party tenant and other customary closing conditions, which is expected to occur by the end of the first quarter of 2023. The Company expects to pay customary brokerage and termination fees that are immaterial.The Sublease Agreement provides for a lease term expiring May 31, 2030 with an initial annual rent of $1.0 million with customary annual escalation provisions, and is secured by the Company’s letter of credit in the amount of $0.7 million.

The foregoing summaries of the Lease Termination Agreement and Sublease Agreement do not purport to be complete and are qualified in their entirety by the full text of the Lease Termination Agreement and Sublease Agreement, which are filed as Exhibits 10.18 and 10.19 to this Annual Report on Form 10-K and are incorporated herein by reference. The Company’s entry into the Sublease Agreement and Lease Termination Agreement is being disclosed under this Item 9B of Form 10-K in lieu of Items 1.01 and 1.02, respectively, of Form 8-K.

In May 2020, the Company entered into a supply agreement with thinXXS Microtechnology GmbH, a German corporation and wholly-owned subsidiary of IDEX Corporation (“thinXXS”), for the purchase of certain materials, including single-use cartridges for use with the Talis One system and components and subassemblies of such single-use cartridges (the “Supply Agreement”). On March 22, 2023, the Company entered into a termination and release agreement with thinXXS (the “thinXXS Termination Agreement”) and a separate license agreement with thinXXS (the “thinXXS License Agreement,” and together with the Termination Agreement, the “thinXXS Agreements”), effective as of March 21, 2023. Pursuant to the terms of the thinXXS Agreements:

•
the parties terminated the Supply Agreement;
•
the Company will receive possession and title to the automated manufacturing lines and certain related materials;
•
thinXXS granted the Company a world-wide, nonexclusive patent license to thinXXS intellectual property that may be incorporated into the Talis One system; and
•
the parties agreed to customary terms providing for a general release of claims, as well as confidentiality and non-disparagement covenants.

Under the terms of the thinXXS Agreements, the Company may pay to thinXXS up to an aggregate of approximately $3.2 million in license, materials and transition services fees.

The foregoing summaries of the thinXXS Agreements do not purport to be complete and are qualified in their entirety by the full text of the thinXXS Termination Agreement and thinXXS License Agreement, which are filed as Exhibits 10.21 and 10.22 to this Annual Report on Form 10-K and are incorporated herein by reference. The Company’s entry into the thinXXS License Agreement and thinXXS Termination Agreement is being disclosed under this Item 9B of Form 10-K in lieu of Items 1.01 and 1.02, respectively, of Form 8-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K (2023 Proxy Statement), under sections headed "Proposal 1. Election of Directors," "Information Regarding our Board of Directors and Corporate Governance," and "Information About our Executive Officers."

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our 2023 Proxy Statement under the section headed "Executive and Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2023 Proxy Statement under the section headed "Security Ownership of Certain Beneficial Owners and Management" and "Executive and Director Compensation—Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2023 Proxy Statement under the section headed "Transactions with Related Persons and Indemnification," "Information Regarding our Board of Directors and Corporate Governance—Independence of the Board of Directors," and "Information Regarding our Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors."

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2023 Proxy Statement under the section headed "Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services."

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
Exhibits. An index of Exhibits can be found in the exhibit index on page 120 of this report.

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

10.3+

Talis Biomedical Corporation 2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2022).

10.4+	Talis Biomedical Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 2, 2022).

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

10.7+

Talis Biomedical Corporation Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 2, 2022).

10.8+

Talis Biomedical Corporation Severance and Change in Control Plan and Amended Form of Participation Agreement thereunder (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 15, 2022).

10.9+

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

10.14

Amended Supply Agreement, dated December 15, 2021, by and between the Registrant and thinXXS Microtechnology (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

10.17

Lease Agreement, dated April 7, 2021, by and between the Registrant and SFF 3565 Haven, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File no. 001-40047) filed with the SEC on May 13, 2021).

10.18*	Lease Termination Agreement, dated March 17, 2023, by and between the Registrant and Westport Office Park, LLC.

10.19*	Sublease, dated March 17, 2023, by and between the Registrant and Kriya Therapeutics, Inc.

10.20*	Consent to Sublease, dated March 17, 2023, by and between the Registrant, Westport Office Park, LLC, and Kriya Therapeutics, Inc.

10.21*	Termination and Release Agreement, dated March 22, 2023, by and between the Registrant and thinXXS Microtechnology AG.

10.22*	License Agreement, dated March 22, 2023, by and between the Registrant and thinXXS Microtechnology AG.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant determined (i) the omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: March 22, 2023	By:	/s/ Robert J. Kelley
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

Name	Title	Date

/s/ Robert J. Kelley	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 22, 2023
Robert J. Kelley

/s/ J. Roger Moody, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2023
J. Roger Moody, Jr.

/s/ Felix Baker, Ph.D.	Member of the Board of Directors	March 22, 2023
Felix Baker, Ph.D.

/s/ Melissa Gilliam M.D., M.P.H.	Member of the Board of Directors	March 22, 2023
Melissa Gilliam M.D., M.P.H.

/s/ Rustem F. Ismagilov, Ph.D.	Member of the Board of Directors	March 22, 2023
Rustem F. Ismagilov, Ph.D.

/s/ Kimberly J. Popovits	Member of the Board of Directors	March 22, 2023
Kimberly J. Popovits

/s/ Matthew L. Posard	Member of the Board of Directors	March 22, 2023
Matthew L. Posard

/s/ Randal Scott, Ph.D.	Member of the Board of Directors	March 22, 2023
Randal Scott, Ph.D.