Form 10-Q
period 2023-03-31
Talis Biomedical Corp
filed 2023-05-11
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 001-40047

Talis Biomedical Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-3122255 (I.R.S. Employer Identification No.)
1100 Island Drive Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)
(650) 433-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TLIS	The Nasdaq Stock Market LLC

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

As of May 4, 2023, there were 56,743,493 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 26,879,819 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock, which is a voting common stock equivalent, subject to certain limitations.

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
•
our ability to re-establish and deploy our commercial capabilities and acquire customers;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,959	$130,191
Restricted cash	1,010	—
Accounts receivable, net	127	308
Prepaid expenses and other current assets	1,492	2,783
Total current assets	115,588	133,282
Property and equipment, net	3,634	3,312
Operating lease right-of-use-assets	12,289	30,920
Other long-term assets	1,542	1,776
Total assets	$133,053	$169,290
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,871	$3,768
Accrued compensation	2,733	4,212
Accrued liabilities	1,614	989
Operating lease liabilities, current portion	2,962	3,703
Total current liabilities	11,180	12,672
Operating lease liabilities, long-term portion	11,749	29,879
Total liabilities	$22,929	$42,551
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 29,863,674 shares issued and outstanding as of March 31, 2023 and December 31, 2022; aggregate liquidation preference of $3 as of March 31, 2023 and December 31, 2022	3	3
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 26,867,565 and 26,795,800 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	605,903	604,687
Accumulated deficit	(495,785)	(477,954)
Total stockholders’ equity	110,124	126,739
Total liabilities and stockholders’ equity	$133,053	$169,290

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Grant revenue	$1,081	$874
Product revenue, net	137	2,313
Total revenue, net	1,218	3,187
Operating expenses:
Cost of products sold	20	3,521
Research and development	13,796	20,703
Selling, general and administrative	6,399	11,930
Total operating expenses	20,215	36,154
Loss from operations	(18,997)	(32,967)
Other income (expense), net	1,166	(84)
Net loss and comprehensive loss	$(17,831)	$(33,051)
Net loss per share, basic and diluted	$(0.66)	$(1.25)
Weighted average shares used in the calculation of net loss per share, basic and diluted	26,815,787	26,468,154

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2022	29,863,674	$3	26,795,800	$3	$604,687	$(477,954)	$126,739
Issuance of Common Stock for restricted stock units	—	—	3,450	—		—	—
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	68,315	—	33	—	33
Stock-based compensation expense	—	—	—	—	1,183	—	1,183
Net loss	—	—	—	—	—	(17,831)	(17,831)
Balance at March 31, 2023	29,863,674	$3	26,867,565	$3	$605,903	$(495,785)	$110,124

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2021	29,863,674	$3	$26,408,031	$3	$598,913	$(364,942)	$233,977
Issuance of Common Stock upon exercise of stock options	—	—	65,862	—	98	—	98
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	145,027	—	216	—	216
Stock-based compensation expense	—	—	—	—	1,545	—	1,545
Net loss	—	—	—	—	—	(33,051)	(33,051)
Balance at March 31, 2022	29,863,674	$3	$26,618,920	$3	$600,772	$(397,993)	$202,785

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(17,831)	$(33,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,183	1,545
Depreciation and amortization	174	363
Non-cash lease expense	785	409
Changes in operating assets and liabilities:
Accounts receivable	182	(2,417)
Inventory	—	(3,499)
Prepaid expenses and other current assets	1,291	(3,748)
Other long-term assets	—	981
Accounts payable	(148)	141
Accrued expenses and other liabilities	(1,075)	(4,463)
Lease liabilities	(1,026)	(19)
Net cash used in operating activities	$(16,465)	$(43,758)
Investing activities
Purchase of property and equipment	(24)	(507)
Net cash used in investing activities	$(24)	$(507)
Financing activities
Proceeds from issuance of common stock under employee stock plans	33	314
Net cash provided by financing activities	$33	$314
Net (decrease) in cash, cash equivalents and restricted cash	(16,456)	(43,951)
Cash, cash equivalents and restricted cash at beginning of period	131,967	233,312
Cash, cash equivalents and restricted cash at end of period	$115,511	$189,361
Supplemental disclosure of noncash investing and financing activities
Remeasurement of operating lease right-of-use asset for lease modification	$(18,696)	$285

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	March 31,
	2023	2022
Cash and cash equivalents	$112,959	$187,586
Restricted cash	1,010	—
Restricted cash – other long-term assets	1,542	1,775
Total cash, cash equivalents and restricted cash	$115,511	$189,361

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

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including a net loss of $17.8 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had unrestricted cash and cash equivalents of $113.0 million and $2.6 million of restricted cash.

Management expects to continue to incur additional substantial losses in the foreseeable future primarily as a result of the Company’s research and development activities and future commercialization of the Talis One system. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its products. The Company expects its existing unrestricted cash and cash equivalents as of March 31, 2023 will be sufficient to fund its operations through at least one year from the date these financial statements are issued. The Company expects to finance its future operations with its existing unrestricted cash and cash equivalents and through strategic financing opportunities that could include, but are not limited to, one or a combination of corporate development and licensing opportunities and grant agreements, the incurrence of debt, future offerings of its equity, or collaborations or partnerships with other companies. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company or at all.

In March 2022, we implemented a reduction in force designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We incurred $1.0 million of expenses during the three months ended March 31, 2022 related to the reduction in force, substantially all of which consisted of charges related to the staff reduction, including cash expenditures and other costs. There were no remaining obligations as of March 31, 2023.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. The results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.

The condensed balance sheet presented as of December 31, 2022 has been derived from the audited financial statements as of that date. The condensed financial statements and notes as presented do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed financial statements and notes included in this Quarterly Report should be read in conjunction with the financial statements and notes included in the Company’s 2022 Annual Report on Form 10-K (Annual Report) filed with the SEC.

The significant accounting policies used in preparation of these condensed financial statements as of and for the three months ended March 31, 2023 are consistent with those described in our Annual Report.

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

The Company is dependent on key suppliers for certain manufacturing and research and development activities. An interruption in the supply of these materials could temporarily impact the Company’s ability to commercialize, manufacture inventory and perform research and development, testing and clinical trials related to its products. The Company is also dependent on its manufacturing partners that are critical to the Company's ability to supply product to its end customers.

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

New accounting pronouncements

Recently issued accounting pronouncements

There are no accounting pronouncements currently pending that we expect to have a material impact on our financial statements or disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the three months ended March 31, 2023.

3. Fair value measurement

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$108,685	$—	$—	$108,685
Total assets measured at fair value	$108,685	$—	$—	$108,685

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$127,404	$—	$—	$127,404
Total assets measured at fair value	$127,404	$—	$—	$127,404

4. Revenue

Grant revenue and receivables

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024 with $1.2 million in additional funding available under the grant.

During each of the three months ended March 31, 2023 and 2022, the Company recognized $1.1 million and $0.2 million of revenue related to this grant, respectively.

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

The Company recognized $0.7 million in revenue related to this grant during the three months ended March 31, 2022.

5. Commitments and contingencies

Operating leases

In March 2023, the Company entered into a lease termination agreement with the landlord of our Redwood City, CA facility. The original term of the lease commenced in June 2022 and was for an initial term of 10.5 years. The termination agreement accelerated the lease termination date to no later than May 12, 2023. As a result of this modification, the Company remeasured the lease liability and the corresponding right-of-use asset resulting in a reduction of each by $18.7 million. The Company incurred immaterial customary termination and broker fees during the first quarter of 2023, which have been included in the remeasurement as of March 31, 2023.

In March 2023, the Company entered into a sublease for a future laboratory and office space in a Redwood City, CA facility. The sublease will continue for a term of 7 years, with no option to extend. The minimum annual commitment under the new sublease is approximately $1.0 million with fixed escalations of 3.5% per annum. The sublease commenced for accounting purposes in the second quarter of 2023, at which time the right-of-use asset and liability will be recorded.

The undiscounted future lease payments for operating leases as of March 31, 2023 were as follows (in thousands):

Operating Leases
2023(remainder)	2,587
2024	1,677
2025	1,718
2026	1,759
2027	1,802
2028 and thereafter	8,831
Total future minimum lease payments	18,374
Less: imputed interest	(3,663)
Present value of operating lease liabilities	14,711
Less: current portion of lease liabilities	(2,962)
Noncurrent portion of lease liabilities	$11,749

Standby letters of credit

In January 2022, in conjunction with the Company’s Redwood City, CA operating lease, the Company entered into a standby letter of credit (LOC) in the amount of $1.0 million to secure the lease through its expiration. In March 2023, the Company entered into a lease termination agreement with the landlord of our Redwood City, CA facility, which accelerated the lease termination date to no later than May 12, 2023. The Company is required to maintain a cash balance of $1.0 million as collateral for the LOC until all criteria in the termination agreement have been met. The Company expects to meet this criteria upon termination and as a result the $1.0 million LOC has been classified in restricted cash on the balance sheet as of March 31, 2023.

In March 2023, the Company entered into a sublease for a future laboratory and office space in a Redwood City, CA facility. The Company is required to hold a LOC in the amount of $0.7 million to secure this lease through expiration, which has been classified in other long-term assets on the condensed balance sheet as of March 31, 2023, because it is unavailable for a period longer than one year from the balance sheet date.

In conjunction with the Chicago, IL laboratory and office space lease, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the balance sheet as of March 31, 2023, because it is unavailable for a period longer than one year from the balance sheet date.

The Company has not drawn upon any LOC through March 31, 2023.

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

As of March 31, 2023, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

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

6. Stockholders’ equity

Common stock

On July 27, 2022, the Company received a notice (Notice) from the Nasdaq Stock Market (Nasdaq) that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5450(a)(1) (Minimum Bid Price Requirement), as the minimum bid price of the Company’s common stock had been below $1.00 per share for thirty-one (31) consecutive business days as of the date of the Notice.

On January 24, 2023, the Company transferred the listing of its securities to the Nasdaq Capital Market (Capital Market) and received notice from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until July 24, 2023, to regain compliance. We have committed to effectuating a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Minimum Bid Price Requirement. The Notice has no other immediate effect on the listing of the Company’s common stock, which will trade on the Capital Market under the symbol “TLIS.”

7. Stock-based compensation

Stock options

A summary of stock option activity during the three months ended March 31, 2023 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	8,402,626	$3.52	8.6	$—
Granted	3,550,000	$0.57
Exercised	—	$—
Forfeited	(363,272)	$1.69
Expired	(14,351)	$7.27
Outstanding at March 31, 2023	11,575,003	$2.65	8.9	$—
Options vested and expected to vest at March 31, 2023	11,575,003	$2.65	8.9	$—
Options vested and exercisable at March 31, 2023	3,373,505	$4.69	7.8	$—

As of March 31, 2023, the total unrecognized stock-based compensation related to stock options was $9.4 million, which is expected be recognized over a weighted-average period of approximately 3 years. Total options vested during the three months ended March 31, 2023 were 573,844 with a total fair value of $1.3 million.

Restricted stock units

A summary of RSU activity during the three months ended March 31, 2023 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value (per RSU)
Outstanding at December 31, 2022	326,364	$2.75
Granted	12,100	$0.56
Vested	(9,750)	$1.61
Forfeited	(27,500)	$2.01
Outstanding at March 31, 2023	301,214	$2.76

As of March 31, 2023, the total unrecognized stock-based compensation related to RSUs was $0.7 million, which is expected to be recognized over a weighted average period of approximately 3 years. Outstanding RSUs as of March 31, 2023 includes 11,375 RSUs that were vested, but not yet delivered.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$231	$575
Selling, general and administrative	952	970
Total stock-based compensation	$1,183	$1,545

8. Related-party transactions

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

9. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss - basic and diluted	$(17,831)	$(33,051)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	26,815,787	26,468,154
Net loss per share - basic and diluted	$(0.66)	$(1.25)

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

	As of March 31,
	2023	2022
Series 1 convertible preferred stock	29,863,674	29,863,674
Options to purchase common stock	11,575,003	7,922,274
Shares estimated to be purchased under 2021 ESPP	—	262,204
Unvested RSUs	301,214	368,115
Total	41,739,891	38,416,267

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 22, 2023 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of the Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

Overview

Talis aims to transform diagnostic testing by developing and commercializing innovative products that are designed to enable accurate, reliable, low cost and rapid molecular testing for infectious diseases and other conditions at the point of care. While timely diagnosis of infectious diseases is critically important to enable effective treatment, currently, testing is primarily performed in centralized laboratories, which requires samples to be shipped for processing, delaying the return of results by days. Point-of-care testing solves this problem by delivering the timely information necessary for clinical care. We are developing the Talis One system, a sample-to-answer, cloud-enabled molecular diagnostic system that could be deployed to a variety of testing settings in the United States and around the world to diagnose infectious disease in the moment of need, at the point-of-care. The Talis One system comprises a compact instrument, single use test cartridges and software, supporting a central cloud database, which work together. The system is designed to provide central laboratory levels of accuracy and be operated by an untrained user in less than 30 minutes.

Recent surveys of women's and sexual health providers that we have conducted confirm continued and strong interest in adoption of point-of-care systems. We believe that the Talis One system is well positioned to meet this growing demand in both traditional and non-traditional care settings. Although there are several commercially available point-of-care systems, we believe that few, if any, sufficiently meet the needs of healthcare providers to drive broad adoption of, and transition to, point-of-care testing from central lab testing for a broad range of infectious diseases. We believe that the ideal point-of-care technology for diagnosing infectious diseases would not only be highly accurate and rapid, but would also be easy to use, low cost, cloud-compatible and enable multiplexing to detect multiple pathogens at the same time.

We are developing Talis One tests to address some of the most critical infectious diseases in women’s and sexual health with a targeted product menu and disciplined regulatory strategy to minimize risk and accelerate time to first commercial launch. We are prioritizing the development of four tests, consisting of a respiratory panel for influenza A, influenza B and COVID-19; Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV); herpes simplex virus (HSV); and vaginal infections including bacterial vaginosis (Vaginal Infections Panel). We plan to conduct clinical trials to support regulatory clearance and commercialization of these tests, as well as other sexually transmitted infections (STIs), such as urinary tract infections (UTI), Group B Strep, and additional tests that we believe will address the most critical infectious disease testing needs in women’s and sexual health.

Our products will require marketing authorization from the U.S. Food and Drug Administration (FDA) prior to commercialization, and we plan to pursue 510(k) clearance under the federal Food, Drug and Cosmetic Act (FDCA). In order to bring theTalis One system to market as soon as possible, we are leveraging the progress we have made to-date with our COVID-19 test in pursuit of 510(k) clearance for our Talis One system, followed by submissions to the FDA for 510(k) clearance for our respiratory, CT/NG/TV, HSV and Vaginal Infections Panel.

We have invested in and have increased the flexibility of our manufacturing capabilities to support the development and commercialization of the Talis One system. We have continued to make notable progress in our manufacturing process and have demonstrated our ability to manufacture cartridges and instruments at the pace and the quality needed today via internal manufacturing lines as well as with fully automated and high throughput lines to provide attractive margins at scale. We have consistently passed lots through our quality control protocols and we have demonstrated this level of quality through investigational use only (IUO) system evaluations of the Talis One system using our COVID-19 test, the results of which have confirmed acceptable cartridge performance when used by third parties, accuracy and validity rates consistent with our internal quality control testing, and positive feedback on the user experience.

We have automated cartridge manufacturing lines, currently located and operated by our contract manufacturing partners, to enable production advantages with quality, speed, and cost at full scale. We also have established internal manufacturing lines to enable flexibility and stability in our ability to support our strategic efforts around research and development, clinical trials and commercialization. These internal lines allow us to (i) make process improvements and cost reductions in-house before transferring production back to our contract manufacturing partners, (ii) innovate more quickly to support internal test development and (iii) support cartridge inventory levels pre-commercialization. In order to drive further efficiency and cost reduction in the manufacturing process, we have begun restructuring our relationships with our contract manufacturing partners and streamlining our supply chain to achieve target cost of goods sold. Additionally, we have built several hundred instruments to date and invested in, and received, the raw materials to build thousands more to help ensure that we are positioned to complete development, clinical trials and begin commercialization of our initial test menu.

We will continue to (i) focus on flexible manufacturing to support our research and development functions, clinical trials, early commercialization and to gain internal expertise of our manufacturing process and capabilities and (ii) refine and improve high throughput manufacturing lines to ensure we maintain the ability to manufacture at scale with acceptable cost of goods sold for commercialization.

We outsource a substantial portion of our manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third-party contract manufacturers. Our outsourced production strategy is intended to drive rapid scalability. Certain of our suppliers of components and materials are single source suppliers. During the three months ended March 31, 2023, we had one supplier provide more than 10% of our materials and equipment purchases. To support a commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determined to not have an alternative future use have been expensed.

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

We have incurred recurring losses since our inception, including net losses of $17.8 million and $33.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $495.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

As of March 31, 2023, we had unrestricted cash and cash equivalents of $113.0 million. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $113.0 million as of March 31, 2023 will be sufficient to fund our operations through at least the next 12 months from the date our financial statements are issued. We believe, though there can be no assurance, that we can fund our operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch.

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

We cannot predict when, or to what extent we will generate revenue from the commercialization and sale of our system. We have not generated any revenue from the sales of our system. We rely, and expect to continue to rely, on third parties for the manufacture of the Talis One system and our tests, as well as for commercial supply. Our contract manufacturers may not have the ability to produce quality product at scale to meet commercial demand which could delay commercialization efforts. Further, we may not succeed in obtaining regulatory approval for our women's health and STI products, or any other future tests. Growth and predictability of recurring revenue is impacted by the timing of commercialization and expansion of our products. It is our goal and expectation that recurring revenue will grow over time, both in absolute dollars and as a percentage of our revenue.

Product revenue, net

In January 2022, we began distributing the Antigen Tests. We currently derive all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications (ASC), Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. This program has concluded as of December 31, 2022. During the three months ended March 31, 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests already on hand.

Grant revenue

For the three months ended March 31, 2023 and 2022, our revenue from government grants includes a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative (NIH Contract).

Under the NIH grant, we recognized $1.1 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024 with $1.2 million in additional funding available under the grant.

The NIH Contract for the RADx initiative expired on January 30, 2022. The Company successfully met milestone requirements and recognized $0.7 million of grant revenue during the three months ended March 31, 2022. There is no additional funding available under the NIH Contract.

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

Research and development activities are central to our business model. We previously focused our research and development efforts on the stand-alone Talis One COVID-19 panel and are now developing tests for women’s and sexual health infections, including a respiratory panel consisting of tests for influenza A, influenza B and COVID-19; Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV); herpes simplex virus (HSV); and Vaginal Infections Panel. We expect to continue to incur significant research and development expenses in the future as we continue the research and development of our system and tests for other infectious diseases and disease states, initiate clinical trials for future tests, further develop and refine the manufacturing processes for our system, and continue commercialization efforts. There are numerous factors associated with the successful commercialization of any test we may develop in the future for other diseases or disease states, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of operations

Comparison for the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Revenue
Grant revenue	$1,081	$874	$207
Product revenue, net	137	2,313	(2,176)
Total revenue, net	1,218	3,187	(1,969)
Operating expenses:
Cost of product sold	20	3,521	(3,501)
Research and development	13,796	20,703	(6,907)
Selling, general and administrative	6,399	11,930	(5,531)
Total operating expenses	20,215	36,154	(15,939)
Loss from operations	(18,997)	(32,967)	13,970
Other income/(expense), net	1,166	(84)	1,250
Net loss and comprehensive loss	$(17,831)	$(33,051)	$15,220

Grant revenue and product revenue, net

Grant revenue for the three months ended March 31, 2023 and 2022 relates to the NIH grants and the RADx initiative. During the three months ended March 31, 2023 and 2022, $1.1 million and $0.2 million of revenue was recognized related to our NIH grant, respectively. During the three months ended March 31, 2022, the Company recognized $0.7 million related to the RADx initiative.

We began to generate product sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The change in product revenue, net is driven by the conclusion of the program at the end of 2022. During the three months ended March 31, 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests already on hand.

Cost of product sold

The decrease in product revenue and cost of product sold during the three months ended March 31, 2023 is due to increased volume in units sold during the three months ended March 31, 2022 whereas we did not conduct significant product revenue generating activities during the same period in 2023.

Research and development expenses

Research and development expenses for the three months ended March 31, 2023 and 2022 were $13.8 million and $20.7 million, respectively, a decrease of $6.9 million. Substantially all of our research and development expenses incurred were related to the development of and manufacturing scale-up for the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decrease of $6.9 million was primarily driven by a decline of $5.9 million in pre-launch inventory costs and a $3.8 million decrease in personnel costs as a result of our 2022 spending reduction program. Partially offsetting these declines was $3.1 million of expense incurred in 2023 to purchase a license for patents, cartridge raw materials and components in connection with the termination of our supply agreement with a contract manufacturer.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.4 million for three months ended March 31, 2023, compared to $11.9 million for the three months ended March 31, 2022, a decrease of $5.5 million. The decrease was primarily due to $4.2 million of lower personnel-related expenses as a result of our 2022 reductions in force, a $1.3 million decrease in costs related to legal expenses, outside services and consultants.

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

As of March 31, 2023, we had unrestricted cash and cash equivalents of $113.0 million. We believe our unrestricted cash and cash equivalents balance as of March 31, 2023 is sufficient to fund our operations for at least the next 12 months from the date our financial statements are issued. We believe, although there can be no assurance, that we can fund our operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. In addition, if we obtain marketing authorization for our system, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As a result, we will need substantial additional funding to support our operating activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our tests and development and manufacturing activities. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through one or a combination of corporate development and licensing opportunities, grant revenue, equity or debt financings, or collaborations or partnerships with other companies. Adequate funding may not be available to us on acceptable terms, or at all.

In 2022, in connection with our refocus on the women's health and STI markets, we implemented two separate reductions in force, designed to align our remaining resources to focus on (i) developing women's health and STI tests on the Talis One system, (ii) our internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI tests. The 2022 reductions in force amounted to approximately 40% of our headcount. There were no remaining obligations incurred during the three months ended March 31, 2023. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to the 2022 reductions in force.

Nasdaq Deficiency Notice

On July 27, 2022, we received a notice (Notice) from The Nasdaq Stock Market (Nasdaq) that we were not in compliance with the $1.00 minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5450(a)(1) (Minimum Bid Price Requirement), as the minimum bid price of our common stock had been below $1.00 per share for 31 consecutive business days as of the date of the Notice.

On January 24, 2023, the Company transferred the listing of its securities to the Nasdaq Capital Market (Capital Market) and received notice from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until July 24, 2023, to regain compliance. We have committed to effectuating a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Minimum Bid Price Requirement. The Notice has no other immediate effect on the listing of the Company’s common stock, which will continue to trade on the Capital Market under the symbol “TLIS.”

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

Future funding requirements

We have limited commercial-scale manufacturing facilities and expect to continue to rely on third parties to manufacture the Talis One system and related test cartridges. We have entered into, and expect to enter into additional, agreements with contract manufacturers to support our manufacturing scale-up. We have engaged a third-party logistics provider to manage the movement of materials between suppliers and contract manufacturers and for finished goods warehousing.

We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize our Talis One system. Until we can generate a sufficient amount of revenue from the commercialization of the Talis One system, if ever, we expect to finance our future cash needs through one or a combination of corporate development and licensing opportunities, grant revenue, equity or debt financings, or collaborations or partnerships with other companies.

To date, our primary uses of cash have been to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and operating lease costs. In March 2023, we entered into a sublease agreement with an initial term of 7 years for office space in Redwood City, CA. The sublease commenced in the second quarter of 2023. We currently have no other ongoing material financing commitments, such as lines of credit or guarantees. We expect to incur significant research and development and commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any future collaborators. We expect to incur additional costs associated with operating as a public company. Accordingly, we may choose to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $495.8 million through March 31, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $113.0 million as of March 31, 2023, will be sufficient to fund our operations for at least 12 months after our condensed financial statements are issued. We expect to fund operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(16,465)	$(43,758)
Net cash used in investing activities	(24)	(507)
Net cash provided by financing activities	33	314
Net decrease in cash, cash equivalents and restricted cash	$(16,456)	$(43,951)

Operating activities

During the three months ended March 31, 2023, net cash used in operating activities was $16.5 million, primarily resulting from our net loss of $17.8 million. These outflows were partially offset by non-cash items of $1.2 million of stock-based compensation, $0.8 million of non-cash lease expense and $0.2 million of depreciation and amortization, as well as a decrease in prepaid expenses and other current assets of $1.3 million driven by the amortization of insurance related prepaids.

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

Investing activities

During the three months ended March 31, 2023 and 2022, our cash used for investing activities related to purchases of property and equipment.

Financing activities

During the three months ended March 31, 2023 and 2022, the cash provided by financing activities was related to proceeds from stock purchases pursuant to the Company's employee stock purchase plan.

Contractual obligations and commitments

Leases

See Note 5. Commitments and contingencies, to our unaudited condensed financial statements included in Item 1 of this Quarterly Report for a summary of our operating lease commitments as of March 31, 2023.

In March 2023, we entered into a lease termination agreement with the landlord of our Redwood City, CA facility. Also in March 2023, we entered into a sublease agreement with an initial term of 7 years for office space in Redwood City, CA. The lease commenced in the second quarter of 2023.

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

Our accounting policies and estimates are discussed in our Annual Report. As of March 31, 2023 there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Annual Report.

Recently issued accounting pronouncements

There are no accounting pronouncements currently pending that we expect to have a material impact on our financial statements or disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the three months ended March 31, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Interim Chief Financial Officer (Interim CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report required by Exchange Act Rules 13a-15(b) or 15d-15(b).

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and Interim CFO concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

On December 9, 2022, the Court granted our motion to dismiss and plaintiffs leave to amend their consolidated complaint. On January 13, 2023, the plaintiffs filed an amended complaint, asserting claims for violation of Section 11 of the Securities Act against all defendants and Section 15 of the Securities Act against the individual defendants and seeking unspecified damages, reasonable attorneys' fees and other costs. The consolidated complaint does not assert claims against the above-referenced underwriters. On April 28, 2023, the Court denied our motion to dismiss. We dispute these claims and intend to defend these matters vigorously. These claims remain at an early stage, and the extent and outcome of these claims cannot be predicted at this time.

Item 1A. Risk Factors.

There have been no material changes in the Company’s assessment of risk factors from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

None.

(b) Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC. We received approximately $233 million in net proceeds from our initial public offering. Through March 31, 2023, we have used all of the net proceeds from the offering primarily to fund our ongoing research and development activities, manufacturing scale-up project and pre-launch inventory.

Due to significant delays in obtaining regulatory clearance and to produce the Talis One system at scale, which in turn delayed the commercialization of the Talis One system, we have used a larger proportion of the net proceeds from our initial public offering for research and development expenses and a smaller proportion for commercial activities than our original estimates in our prospectus filed with the SEC on February 12, 2021 pursuant to Rule 424(b)(4). Other than the foregoing, there have been no other no material changes in the planned use of proceeds from our initial public offering from that described in the related prospectus filed February 12, 2021 with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

(a) Not Applicable.

(b) Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*

Lease Termination Agreement, dated March 17, 2023, by and between the Registrant and Westport Office Park, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023).

10.2*

Sublease, dated March 17, 2023, by and between the Registrant and Kriya Therapeutics, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023).

10.3*

Consent to Sublease, dated March 17, 2023, by and between the Registrant, Westport Office Park, LLC, and Kriya Therapeutics, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023).

10.4

Termination and Release Agreement, dated March 22, 2023, by and between the Registrant and thinXXS Microtechnology AG (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023).

10.5

License Agreement, dated March 22, 2023, by and between the Registrant and thinXXS Microtechnology AG (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 22, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: May 11, 2023	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Rebecca L. Markovich
Rebecca L. Markovich
Interim Chief Financial Officer