Form 10-Q
period 2023-06-30
Talis Biomedical Corp
filed 2023-08-10
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 001-40047

Talis Biomedical Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-3122255 (I.R.S. Employer Identification No.)
1100 Island Drive Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)
(650) 433-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

`Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TLIS	The Nasdaq Stock Market LLC

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

As of August 4, 2023, there were 3,809,948 shares of the Registrant’s common stock and preferred stock outstanding consisting of 1,819,038 shares of common stock and 1,990,910 shares of Series 1 convertible preferred stock, as converted from 29,863,674 shares to reflect the 1-for-15 Reverse Stock Split effective July 5, 2023. Our Series 1 convertible preferred stock is a voting common stock equivalent, subject to certain limitations.

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
•
our expectations relating to the effects of our reverse stock split effected on July 5, 2023;
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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statments, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,200	$130,191
Restricted cash	1,010	—
Accounts receivable, net	532	308
Prepaid expenses and other current assets	2,223	2,783
Total current assets	101,965	133,282
Property and equipment, net	3,539	3,312
Operating lease right-of-use-assets	16,030	30,920
Other long-term assets	1,542	1,776
Total assets	$123,076	$169,290
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,491	$3,768
Accrued compensation	3,097	4,212
Accrued liabilities	938	989
Operating lease liabilities, current portion	2,736	3,703
Total current liabilities	9,262	12,672
Operating lease liabilities, long-term portion	17,648	29,879
Total liabilities	$26,910	$42,551
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 29,863,674 shares issued and outstanding as of June 30, 2023 and December 31, 2022; aggregate liquidation preference of $3 as of June 30, 2023 and December 31, 2022	3	3
Common Stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 1,819,029 and 1,811,396 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	606,982	604,690
Accumulated deficit	(510,819)	(477,954)
Total stockholders’ equity	96,166	126,739
Total liabilities and stockholders’ equity	$123,076	$169,290

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Grant revenue	$533	$70	$1,614	$944
Product revenue, net	48	502	185	2,815
Total revenue, net	581	572	1,799	3,759
Operating expenses:
Cost of products sold	7	1,302	27	4,823
Research and development	10,555	17,365	24,351	38,068
Selling, general and administrative	6,410	9,178	12,809	21,108
Total operating expenses	16,972	27,845	37,187	63,999
Loss from operations	(16,391)	(27,273)	(35,388)	(60,240)
Other income, net	1,357	262	2,523	178
Net loss and comprehensive loss	$(15,034)	$(27,011)	$(32,865)	$(60,062)
Net loss per share, basic and diluted	$(8.27)	$(15.01)	$(18.11)	$(33.47)
Weighted average shares used in the calculation of net loss per share, basic and diluted	1,817,288	1,799,559	1,814,994	1,794,463

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2022	29,863,674	$3	1,811,396	$—	$604,690	$(477,954)	$126,739
Issuance of Common Stock pursuant to equity incentive plan	—	—	233	—	—	—	—
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	4,560	—	33	—	33
Stock-based compensation expense	—	—	—	—	1,183	—	1,183
Net loss	—	—	—	—	—	(17,831)	(17,831)
Balance at March 31, 2023	29,863,674	$3	1,816,189	$—	$605,906	$(495,785)	$110,124
Issuance of Common Stock pursuant to equity incentive plan	—	—	2,840	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,076	—	1,076
Net loss	—	—	—	—	—	(15,034)	(15,034)
Balance at June 30, 2023	29,863,674	$3	1,819,029	$—	$606,982	$(510,819)	$96,166

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2021	29,863,674	$3	1,785,476	$—	$598,916	$(364,942)	$233,977
Issuance of Common Stock pursuant to equity incentive plan	—	—	4,388	—	98	—	98
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	9,695	—	216	—	216
Stock-based compensation expense	—	—	—	—	1,545	—	1,545
Net loss	—	—	—	—	—	(33,051)	(33,051)
Balance at March 31, 2022	29,863,674	$3	$1,799,559	$—	$600,775	$(397,993)	$202,785
Stock-based compensation expense	—	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	—	(27,011)	(27,011)
Balance at June 30, 2022	29,863,674	$3	1,799,559	$—	$602,020	$(425,004)	$177,019

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(32,865)	$(60,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,259	2,790
Depreciation and amortization	342	1,343
Non-cash lease expense	3,460	1,008
Changes in operating assets and liabilities:
Accounts receivable	(224)	(453)
Inventory	—	(2,219)
Prepaid expenses and other current assets	560	(2,350)
Other long-term assets	—	980
Accounts payable	(1,307)	(1,144)
Accrued expenses and other liabilities	(1,197)	(5,429)
Lease liabilities	(1,767)	(235)
Net cash used in operating activities	$(30,739)	$(65,771)
Investing activities
Purchase of property and equipment	(509)	(706)
Net cash used in investing activities	$(509)	$(706)
Financing activities
Proceeds from stock option exercises	—	98
Proceeds from stock issuances pursuant to employee stock purchase plan	33	216
Net cash provided by financing activities	$33	$314
Net (decrease) in cash, cash equivalents and restricted cash	(31,215)	(66,163)
Cash, cash equivalents and restricted cash at beginning of period	131,967	233,312
Cash, cash equivalents and restricted cash at end of period	$100,752	$167,149
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for lease liability	$7,265	$19,245
Remeasurement of operating lease right-of-use asset for lease modification	$(18,696)	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$98,200	$165,373
Restricted cash	1,010	—
Restricted cash – other long-term assets	1,542	1,776
Total cash, cash equivalents and restricted cash	$100,752	$167,149

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

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including a net loss of $32.9 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had unrestricted cash and cash equivalents of $98.2 million and $2.6 million of restricted cash.

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

The Company expects its existing unrestricted cash and cash equivalents as of June 30, 2023 will be sufficient to fund its operations through at least one year from the date these condensed financial statements are issued. The Company expects to finance its future operations with its existing unrestricted cash and cash equivalents and through strategic financing opportunities that could include, but are not limited to, one or a combination of corporate development and licensing opportunities and grant agreements, the incurrence of debt, future offerings of its equity, or collaborations or partnerships with other companies. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the demand for the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company or at all.

In March 2022, we implemented a reduction in force designed to reduce our operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing internal manufacturing expertise to support the commercial launch of the Talis One system. We incurred $1.0 million of expenses during the six months ended June 30, 2022 related to the reduction in force, substantially all of which consisted of charges related to the staff reduction, including cash expenditures and other costs. There were no remaining obligations as of June 30, 2023.

Reverse Stock Split

On June 30, 2023, the Company filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to effect a 1-for-15 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share, effective as of 5:00 p.m., Eastern Time, on July 5, 2023 (the “Reverse Stock Split”). On this date, every 15 issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The number of outstanding shares of common stock was reduced from approximately 26.9 million shares to approximately 1.8 million shares.

The Reverse Stock Split did not change the Company's authorized shares of common stock and Series 1 convertible preferred stock, which remained at 200,000,000 and 60,000,000 shares, respectively. The Reverse Stock Split did not change the par value of the common stock and, therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock units and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans, see Note 7. Additionally, the Reverse Stock Split had no impact on the number of shares of the Company's Series 1 convertible preferred stock issued and outstanding. However, the conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-15 split ratio, see Note 6.

All share and per share amounts for common stock in these condensed financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

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

The significant accounting policies used in preparation of these condensed financial statements as of and for the three and six months ended June 30, 2023 are consistent with those described in our Annual Report.

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

Grant revenue and receivables

Grants awarded to the Company for research and development by government entities are outside the scope of ASC 606. This is because the granting entities are not considered to be customers and are not receiving reciprocal value for their grant support provided to the Company. These grants provide the Company with payments for certain types of expenditures in return for research and development activities or for meeting certain development milestones over a contractually defined period. For efforts performed under these grant agreements, the Company’s policy is to recognize revenue when it is reasonably assured that the grant funding will be received as evidenced through the existence of a grant arrangement, amounts eligible for reimbursement are determinable and have been incurred and paid, the applicable conditions under the grant arrangements have been met, and collectability of amounts due is reasonably assured. Costs of grant revenue are recorded as a component of research and development expenses in the Company’s condensed statements of operations and comprehensive loss.

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

New accounting pronouncements

Recently issued accounting pronouncements

There are no accounting pronouncements pending at June 30, 2023 that we expect to have a material impact on our financial statements and disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the three or six months ended June 30, 2023.

3. Fair value measurement

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$89,915	$—	$—	$89,915
Total assets measured at fair value	$89,915	$—	$—	$89,915

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$127,404	$—	$—	$127,404
Total assets measured at fair value	$127,404	$—	$—	$127,404

4. Revenue

Grant revenue and receivables

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. There is $0.5 million in additional funding available under the grant as of June 30, 2023.

During each of the three months ended June 30, 2023 and 2022, the Company recognized $0.5 million and $0.1 million of revenue related to this grant, respectively. During each of the six months ended June 30, 2023 and 2022, the Company recognized $1.6 million and $0.3 million of revenue related to this grant, respectively.

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

The Company recognized $0.7 million in revenue related to this grant during the six months ended June 30, 2022.

5. Commitments and contingencies

Operating leases

In March 2023, the Company entered into a lease termination agreement with the landlord of its former Redwood City, CA facility. The original term of the lease commenced in June 2022 and was for an initial term of 10.5 years. As a result of this modification, the Company remeasured the lease liability and the corresponding right-of-use asset resulting in a reduction of each by $18.7 million. The Company incurred immaterial customary termination and broker fees during the six months ended June 30, 2023. The lease of our Redwood City, CA facility was terminated on May 12, 2023.

In March 2023, the Company entered into a sublease for laboratory and office space in its current Redwood City, CA facility. The sublease will continue for a term of 7 years, with no option to extend. The minimum annual commitment under the new sublease is approximately $1.0 million with fixed escalations of 3.5% per annum. The sublease commenced for accounting purposes on May 1, 2023 and the Company recorded a lease liability and corresponding right-of-use asset and liability of $7.3 million.

The undiscounted future lease payments for our Redwood City, CA and Chicago, IL operating leases as of June 30, 2023 were as follows (in thousands):

Operating Leases
2023(remainder)	1,350
2024	2,970
2025	3,055
2026	3,144
2027	3,235
2028 and thereafter	12,506
Total future minimum lease payments	26,260
Less: imputed interest	(5,875)
Present value of operating lease liabilities	20,385
Less: current portion of lease liabilities	(2,736)
Noncurrent portion of lease liabilities	$17,648

Standby letters of credit

In January 2022, in conjunction with the Company’s former Redwood City, CA operating lease, the Company entered into a standby letter of credit (LOC) in the amount of $1.0 million to secure the lease through its expiration. In March 2023, the Company entered into a lease termination agreement with the landlord of its former Redwood City, CA facility, which accelerated the lease termination date to no later than May 12, 2023. The Company is required to maintain a cash balance of $1.0 million, which has been classified as restricted cash on the condensed balance sheet as of June 30, 2023, as collateral for the LOC until all criteria in the termination agreement have been met.

In March 2023, the Company entered into a sublease for laboratory and office space in its current Redwood City, CA facility. The Company is required to hold a LOC in the amount of $0.7 million to secure this lease through expiration. The Company is required to maintain a cash balance of $0.7 million as collateral for the LOC, which has been classified in other long-term assets on the condensed balance sheet as of June 30, 2023, because it is unavailable for a period longer than one year from the balance sheet date.

In conjunction with the Chicago, IL laboratory and office space lease, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the condensed balance sheet as of June 30, 2023, because it is unavailable for a period longer than one year from the balance sheet date.

The Company has not drawn upon any LOC through June 30, 2023.

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

As of June 30, 2023, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Contingencies

The Company is party to certain legal matters arising in the ordinary course of its business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. The Company records a provision for contingent losses when it is both probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. When management determines that it is not probable, but rather reasonably possible that a liability has been incurred at the date of the financial statements, management discloses such contingencies and the possible loss or range of loss if such estimate can be made. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Circumstances change over time and actual results may vary significantly from estimates.

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

On December 9, 2022, the Court granted our motion to dismiss and plaintiffs leave to amend their consolidated complaint. On January 13, 2023, the plaintiffs filed an amended complaint, asserting claims for violation of Section 11 of the Securities Act against all defendants and Section 15 of the Securities Act against the individual defendants and seeking unspecified damages, reasonable attorneys' fees and other costs. The consolidated complaint does not assert claims against the above-referenced underwriters. On April 28, 2023, the Court denied our motion to dismiss. The initial stages of discovery are underway. We dispute these claims and intend to defend these matters vigorously. These claims remain at an early stage, and the extent and outcome of these claims cannot be predicted at this time. The Company has not recorded an accrual related to this matter as of June 30, 2023 as it determined that any such loss contingency was not probable or reasonably estimable.

Other than the litigation matters discussed above, the Company currently does not believe that the ultimate outcome of any of the matters is probable or reasonably estimable, or that these matters will have a material adverse effect on its business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation and other negotiations can have an adverse impact on the Company because of litigation and settlement costs, diversion of management resources and other factors. Legal costs are expensed as incurred.

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

On January 24, 2023, the Company transferred the listing of its securities to the Nasdaq Capital Market (Capital Market) and received notice from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until July 24, 2023, to regain compliance. We committed to effectuating a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Minimum Bid Price Requirement. The Notice has no other immediate effect on the listing of the Company’s common stock, which will trade on the Capital Market under the symbol “TLIS.”

Effective July 5, 2023, the Company completed a 1-for-15 reverse stock split of its issued and outstanding shares of common stock, as further described in Note 1. As a result of the Reverse Stock Split, every 15 shares of common stock issued and outstanding were converted into one share of common stock with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The rights and privileges of the holders of shares of common stock are unaffected by the Reverse Stock Split.

The common stock traded on an as-adjusted basis upon market open on July 6, 2023. The purpose of the Reverse Stock Split was to enable the Company to regain compliance with the requirements of Minimum Bid Price Requirement. On July 20, 2023, we received notice from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All share and per share amounts for common stock in these condensed financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital.

Convertible preferred stock

As of June 30, 2023 and December 31, 2022, there were 29,863,674 shares of Series 1 convertible preferred stock issued and outstanding. There were 60,000,000 shares of Series 1 convertible preferred stock with a par value of $0.0001 per share authorized as of June 30, 2023 and December 31, 2022.

The Reverse Stock Split had no impact on the number of shares of the Company's Series 1 convertible preferred stock issued and outstanding. However, the conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such Series 1 convertible preferred stock decreased in proportion to the 1-for-15 ratio. The rights and privileges of the holders of shares of Series 1 convertible preferred stock are unaffected by the Reverse Stock Split.

7. Stock-based compensation

Effective July 5, 2023, the Company completed a 1-for-15 Reverse Stock Split of its issued and outstanding shares of common stock, as further described in Note 1 and Note 6. All stock options and restricted stock units outstanding immediately prior to the Reverse Stock Split, as well as strike price and fair value amounts, were adjusted pursuant to the terms of the 2021 Equity Incentive Plan to give effect to the Reverse Stock Split. The number of shares of common stock issuable upon the exercise of each stock option and the settlement of each restricted stock unit decreased in proportion to the 1-for-15 ratio and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans was proportionately adjusted to give effect to the Reverse Stock Split.

Stock options

A summary of stock option activity during the six months ended June 30, 2023 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	559,542	$52.87	8.6	$—
Granted	269,637	$7.45
Exercised	-	$—
Forfeited	(90,915)	$23.89
Expired	(4,277)	$64.04
Outstanding at June 30, 2023	733,987	$39.71	8.7	$—
Options vested and expected to vest at June 30, 2023	733,987	$39.71	8.7	$—
Options vested and exercisable at June 30, 2023	256,458	$66.54	7.7	$—

As of June 30, 2023, the total unrecognized stock-based compensation related to stock options was $7.7 million, which is expected be recognized over a weighted-average period of approximately 3 years.

Restricted stock units (RSUs)

A summary of RSU activity during the six months ended June 30, 2023 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value (per RSU)
Outstanding at December 31, 2022	21,764	$41.18
Granted	2,504	$7.77
Vested	(2,859)	$17.26
Forfeited	(2,092)	$28.28
Outstanding at June 30, 2023	19,317	$41.78

As of June 30, 2023, the total unrecognized stock-based compensation related to RSUs was $0.64 million, which is expected to be recognized over a weighted average period of approximately 3 years. Outstanding RSUs as of June 30, 2023 includes 124 RSUs that were vested, but not yet delivered.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s condensed statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$262	$234	$493	$809
Selling, general and administrative	814	1,011	1,766	1,981
Total stock-based compensation	$1,076	$1,245	$2,259	$2,790

8. Related-party transactions

Registration rights

In March 2021, the Company entered into a registration rights agreement (the Registration Rights Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (the Baker Funds), holders of the Company’s Series 1 convertible preferred stock and related parties. The obligations of the Company regarding such registration rights include, but are not limited to, file a registration statement with the SEC for the registration of registrable securities, reasonable efforts to cause such registration statement to become effective, keep such registration statement effective for up to 30 days, prepare and file amendments and supplements to such registration statement and the prospectus used in connection with such registration statement, and notify each selling holder, promptly after the Company receives notice thereof, of the time when such registration statement has been declared effective or a supplement to any prospectus forming a part of such registration statement has been filed. The terms of the Registration Rights Agreement provide for the payment of certain expenses related to the registration of the shares, including a capped reimbursement of legal fees of a single special counsel for the holders of the shares, but do not impose any obligations for the Company to pay additional consideration to the holders in case a registration statement is not declared effective. On May 10, 2022, the Company filed a registration statement on Form S-3 with the SEC to register the registrable securities pursuant to the Registration Rights Agreement, which was declared effective on May 24, 2022. Under the Registration Rights Agreement, the Baker Funds also have the right to one underwritten offering per calendar year, but no more than two underwritten offerings or block trades in any twelve-month period, to effect the sale or distribution of their registrable securities, subject to specified exceptions, conditions and limitations. The Registration Rights Agreement also includes customary indemnification obligations in connection with registrations conducted pursuant to the Registration Rights Agreement.

9. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss - basic and diluted	$(15,034)	$(27,011)	$(32,865)	$(60,062)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	1,817,288	1,799,559	1,814,994	1,794,463
Net loss per share - basic and diluted	$(8.27)	$(15.01)	$(18.11)	$(33.47)

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

	As of June 30,
	2023	2022
Series 1 convertible preferred stock*	29,863,674	29,863,674
Options to purchase common stock	733,987	683,515
Shares estimated to be purchased under 2021 Employee Stock Purchase Plan	—	30,355
Unvested RSUs	19,317	40,069
Total	30,616,978	30,617,613

*The conversion ratio of the Company's Series 1 convertible preferred stock has been adjusted to proportionally reflect the 1-for-15 Reverse Stock Split upon conversion. See Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 22, 2023 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing including statements of the Company’s expectations relating to the Reverse Stock Split, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of the Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

Our products will require marketing authorization from the U.S. Food and Drug Administration (FDA) prior to commercialization, and we plan to pursue 510(k) clearance under the federal Food, Drug and Cosmetic Act (FDCA). We are executing on a disciplined regulatory strategy designed to minimize risk and accelerate time to commercialization. In order to bring the Talis One system to market as soon as possible, we are leveraging the progress we have made to-date with our COVID-19 test in pursuit of 510(k) clearance for our Talis One system, followed by submissions to the FDA for 510(k) clearance for our respiratory, CT/NG/TV, HSV and Vaginal Infections Panel. This quarter, we have made important progress toward our goal to secure clearance for three tests before the end of 2025. Specifically, we have commenced our COVID-19 clinical study to support 510(k) clearance for the Talis One system, and we are preparing to initiate a clinical study on our influenza A, influenza B and COVID-19 panel. We are also beginning to work on our FDA pre-submission for HSV and selecting sites for our CT/NG/TV clinical study.

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

We outsource a substantial portion of our manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third-party contract manufacturers. Our outsourced production strategy is intended to drive rapid scalability. Certain of our suppliers of components and materials are single source suppliers. During the three and six months ended June 30, 2023 and 2022, we had two suppliers provide more than 10% of our materials and equipment purchases. To support a commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determined to not have an alternative future use have been expensed.

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

We have incurred recurring losses since our inception, including net losses of $32.9 million and $60.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $510.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

As of June 30, 2023, we had unrestricted cash and cash equivalents of $98.2 million. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $98.2 million as of June 30, 2023 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued. We believe, though there can be no assurance, that we can fund our operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch.

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

In March 2023, in order to support our long-term financial objectives, we terminated our former lease for laboratory and office space in Redwood City, CA and entered into a sublease for new laboratory and office space in Redwood City, CA. This move reduced our facilities footprint by two-thirds, and we expect approximately $9.0 million of cash savings on a discounted basis over the life of the lease.

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

Reverse Stock Split

On June 30, 2023, the Company filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share, effective as of 5:00 p.m., Eastern Time, on July 5, 2023 (the “Reverse Stock Split”). On this date, every 15 issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The number of outstanding shares of common stock was reduced from approximately 26.9 million shares to approximately 1.8 million shares.

The Reverse Stock Split did not change the Company's authorized shares of common stock or Series 1 convertible preferred stock, which remained at 200,000,000 and 60,000,000 shares, respectively. The Reverse Stock Split did not change the par value of the common stock. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock units and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans. Additionally, the Reverse Stock Split had no impact on the number of shares of the Company's Series 1 convertible preferred stock issued and outstanding. However, the conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-15 split ratio.

All share and per share amounts for common stock in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital.

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

Product revenue, net

In January 2022, we began distributing third party antigen tests (the "Antigen Tests"). We currently derive all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications (ASC), Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of the test kits to the customer. This program has concluded as of December 31, 2022. During the six months ended June 30, 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests from existing inventory.

Grant revenue

For the six months ended June 30, 2023 and 2022, our revenue from government grants includes a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative (NIH Contract).

Under the NIH grant, we recognized $1.6 million and $0.3 million during the six months ended June 30, 2023 and 2022. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. As of June 30, 2023 there is $0.5 million in additional funding available under the grant.

The NIH Contract for the RADx initiative expired on January 30, 2022. The Company successfully met milestone requirements and recognized $0.7 million of grant revenue during the six months ended June 30, 2022. There is no additional funding available under the NIH Contract.

These grants are not in the scope of ASC 606 as the government entities and/or government-sponsored entities are not customers under the agreements.

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
cost of performing clinical trials and
•
expenses related to regulatory affairs.

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

Research and development activities are central to our business model. We previously focused our research and development efforts on the stand-alone Talis One COVID-19 test and are now developing tests for women’s and sexual health infections, including a respiratory panel consisting of tests for influenza A, influenza B and COVID-19; Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV); herpes simplex virus (HSV); and the Vaginal Infections Panel. We expect to continue to incur significant research and development expenses in the future as we continue the research and development of our system and tests for other infectious diseases and disease states, initiate clinical trials for future tests, further develop and refine the manufacturing processes for our system, and continue commercialization efforts. There are numerous factors associated with the successful commercialization of any test we may develop in the future for other diseases or disease states, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of operations

Comparison for the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Revenue
Grant revenue	$533	$70	$463
Product revenue, net	48	502	(454)
Total revenue, net	581	572	9
Operating expenses:
Cost of products sold	7	1,302	(1,295)
Research and development	10,555	17,365	(6,810)
Selling, general and administrative	6,410	9,178	(2,768)
Total operating expenses	16,972	27,845	(10,873)
Loss from operations	(16,391)	(27,273)	10,882
Other income/(expense), net	1,357	262	1,095
Net loss and comprehensive loss	$(15,034)	$(27,011)	$11,977

Grant revenue and product revenue, net

Grant revenue for the three months ended June 30, 2023 and 2022 relates to the NIH grants and the RADx initiative. During the three months ended June 30, 2023 and 2022, $0.5 million and $0.1 million of revenue was recognized related to our NIH grant, respectively. The NIH Contract for the RADx initiative expired on January 30, 2022. The Company did not recognize any revenue related to the RADx initiative during the three months ended June 30, 2023 and 2022.

We began to generate product sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The change in product revenue, net is driven by the conclusion of the program at the end of 2022. During the three months ended June 30, 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests from existing inventory.

Cost of products sold

The decrease in cost of product sold during the three months ended June 30, 2023 is due to higher volume in units sold during the three months ended June 30, 2022 whereas we did not conduct significant product revenue generating activities during the same period in 2023.

Research and development expenses

Research and development expenses for the three months ended June 30, 2023 and 2022 were $10.6 million and $17.4 million, respectively, a decrease of $6.8 million. Substantially all of our research and development expenses incurred were related to the development of and manufacturing scale-up for the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decline of $6.8 million was primarily driven by a $3.6 million decrease in personnel and consulting costs as a result of our 2022 spending reduction programs, a reduction of $3.5 million in pre-launch inventory costs and a decrease of $1.2 million for the automation of consumables manufacturing as we completed our scale-up investments. Partially offsetting these declines was a $1.9 million increase in rent expenses including expenses incurred related to our move to our new laboratory and office space in Redwood City, CA.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.4 million for three months ended June 30, 2023, compared to $9.2 million for the three months ended June 30, 2022, a decrease of $2.8 million. The decrease was primarily due to lower personnel related expenses, including salaries and benefits and stock-based compensation expenses as a result of our 2022 spending reduction program.

Comparison for the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Revenue
Grant revenue	$1,614	$944	$670
Product revenue, net	185	2,815	(2,630)
Total revenue, net	1,799	3,759	(1,960)
Operating expenses:
Cost of products sold	27	4,823	(4,796)
Research and development	24,351	38,068	(13,717)
Selling, general and administrative	12,809	21,108	(8,299)
Total operating expenses	37,187	63,999	(26,812)
Loss from operations	(35,388)	(60,240)	24,852
Other income/(expense), net	2,523	178	2,345
Net loss and comprehensive loss	$(32,865)	$(60,062)	$27,197

Grant revenue and product revenue, net

Grant revenue for the six months ended June 30, 2023 and 2022 relates to the NIH grants and the RADx initiative. During the six months ended June 30, 2023 and 2022 $1.6 million and $0.3 million of revenue was recognized related to our NIH grant, respectively.

The NIH Contract for the RADx initiative expired on January 30, 2022. The Company successfully met milestone requirements and recognized $0.7 million of grant revenue during the six months ended June 30, 2022.

We began to generate product sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The change in product revenue, net is driven by the conclusion of the program at the end of 2022. During the six months ended June 30, 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests from existing inventory.

Cost of products sold

The decrease in cost of product sold during the six months ended June 30, 2023 is due to increased volume in units sold during the three and six months ended June 30, 2022 whereas we did not conduct significant product revenue generating activities during the same period in 2023.

Research and development expenses

Research and development expenses for the six months ended June 30, 2023 and 2022 were $24.4 million compared to $38.1 million, a decrease of $13.7 million. Substantially all of our research and development expenses incurred for the periods were related to the development and manufacturing scale-up for the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decrease of $13.7 million was primarily driven by a decline of $9.4 million in pre-launch inventory costs and a $6.7 million decrease in personnel costs as a result of our 2022 spending reduction program. Partially offsetting these declines was $3.1 million of expense incurred in 2023 to purchase a license for patents, cartridge raw materials and components in connection with the termination of our supply agreement with a contract manufacturer.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2023 were $12.8 million compared to $21.1 million for the six months ended June 30, 2022, a decrease of $8.3 million. The decrease was primarily due to $7.1 million decline in personnel related expenses, including salaries and benefits and stock-based compensation expenses as a result of our 2022 spending reduction program and $0.7 million decline in insurance costs.

Liquidity and capital resources

Sources of liquidity

We have funded our operations primarily through public equity offerings, private placements of equity securities and through government grants.

On February 17, 2021, we completed our initial public offering (IPO), pursuant to which we issued and sold 1,058,000 shares (15,870,000 shares pre-Reverse Stock Split) of our common stock, at a public offering price of $240 per share ($16.00 per share pre-Reverse Stock Split). The net proceeds from the IPO were $232.5 million after deducting underwriting discounts and commissions and other offering expenses.

As of June 30, 2023, we had unrestricted cash and cash equivalents of $98.2 million. We believe our unrestricted cash and cash equivalents balance as of June 30, 2023 is sufficient to fund our operations for at least the next 12 months from the date our condensed financial statements are issued. We believe, although there can be no assurance, that we can fund our operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. In addition, if we obtain marketing authorization for our system, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. As a result, we will need substantial additional funding to support our operating activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research efforts for our tests and development and manufacturing activities. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through one or a combination of corporate development and licensing opportunities, grant revenue, equity or debt financings, or collaborations or partnerships with other companies. Adequate funding may not be available to us on acceptable terms, or at all.

In 2022, in connection with our refocus on the women's health and STI markets, we implemented two separate reductions in force as part of our 2022 spending reduction program ("2022 spending reduction program"), designed to align our remaining resources to focus on (i) developing women's health and STI tests on the Talis One system, (ii) our internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI tests. The 2022 reductions in force amounted to approximately 40% of our headcount. There were no remaining obligations incurred during the six months ended June 30, 2023. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to the 2022 reductions in force.

Nasdaq Deficiency Notice

On July 27, 2022, we received a notice from The Nasdaq Stock Market ("Nasdaq") that we were not in compliance with the $1.00 minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5450(a)(1) (the "Minimum Bid Price Requirement"), as the minimum bid price of our common stock had been below $1.00 per share for 31 consecutive business days as of the date of the Notice.

On January 24, 2023, the Company transferred the listing of its securities to the Nasdaq Capital Market (the "Capital Market") and received notice from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Nasdaq has determined that the Company was eligible for an additional 180-day period, or until July 24, 2023, to regain compliance. We committed to effectuating a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Minimum Bid Price Requirement.

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

On July 5, 2023, we effected our 1-for-15 Reverse Stock Split. The common stock began trading on a post-split as-adjusted basis on July 6, 2023. On July 20, 2023, we received notice from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to maintain compliance with the Minimum Bid Price Requirement, even after the implementation of the Reverse Stock Split.

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

To date, our primary uses of cash have been to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and operating lease costs. In March 2023, we entered into a sublease agreement with an initial term of 7 years for our current laboratory and office space in Redwood City, CA. The sublease commenced in the second quarter of 2023. Other than our operating leases, we currently have no other ongoing material financing commitments, such as lines of credit or guarantees. We expect to incur significant research and development and commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any future collaborators. We expect to incur additional costs associated with operating as a public company. Accordingly, we may choose to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $510.8 million through June 30, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development, manufacturing and commercialization activities. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $98.2 million as of June 30, 2023, will be sufficient to fund our operations for at least 12 months after our condensed financial statements are issued. We expect to fund operations into 2025. This target could change as we gain more clarity on the timing and trajectory of the Talis One system launch. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

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
•
our ability to maintain the listing of our common stock on Nasdaq or another national securities exchange;
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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(30,739)	$(65,771)
Net cash used in investing activities	(509)	(706)
Net cash provided by financing activities	33	314
Net (decrease) increase in cash, cash equivalents and restricted cash	$(31,215)	$(66,163)

Operating activities

During the six months ended June 30, 2023, net cash used in operating activities was $30.7 million, resulting from our net loss of $32.9 million, a decrease in accounts payable and accrued expenses of $2.5 million driven by the completion of our manufacturing scale-up project and a decrease of $1.7 million in lease liabilities driven by a lease termination agreement with the landlord of our Redwood City, CA facility entered into in March 2023. These outflows were partially offset by non-cash items of $2.2 million of stock-based compensation, $0.3 million of depreciation and amortization, and $3.5 million of non-cash lease expense.

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

Investing activities

During the six months ended June 30, 2023 and 2022, we used $0.5 and $0.7 million of cash for investing activities related to purchases of property and equipment, respectively.

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities related to proceeds from stock purchases pursuant to the Company's employee stock purchase plan.

During the six months ended June 30, 2022, net cash provided by financing activities was $0.3 million, primarily consisting of $0.2 million in proceeds from stock purchases pursuant to the Company's employee stock purchase plan.

Contractual obligations and commitments

Leases

See Note 5. Commitments and contingencies, to our unaudited condensed financial statements included in Item 1 of this Quarterly Report for a summary of our operating lease commitments as of June 30, 2023.

In March 2023, the Company entered into a lease termination agreement with the landlord of our former Redwood City, CA facility. The Company incurred immaterial customary termination and broker fees during the six months ended June 30, 2023. The lease of our former Redwood City, CA facility was terminated on May 12, 2023.

In March 2023, the Company entered into a sublease for laboratory and office space in our current Redwood City, CA facility. The sublease will continue for a term of 7 years, with no option to extend. The minimum annual commitment under the new sublease is approximately $1.0 million with fixed escalations of 3.5% per annum. The sublease commenced for accounting purposes on May 1, 2023 and the Company recorded a lease liability and corresponding right-of-use asset and liability of $7.3 million.

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

Our accounting policies and estimates are discussed in our Annual Report. As of June 30, 2023 there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Annual Report.

Recently issued accounting pronouncements

There are no accounting pronouncements pending at June 30, 2023 that we expect to have a material impact on our financial statements and disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the three months ended June 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Interim Chief Financial Officer (Interim CFO), have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report required by Exchange Act Rules 13a-15(b) or 15d-15(b).

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and Interim CFO concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2023.

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

On December 9, 2022, the Court granted our motion to dismiss and plaintiffs leave to amend their consolidated complaint. On January 13, 2023, the plaintiffs filed an amended complaint, asserting claims for violation of Section 11 of the Securities Act against all defendants and Section 15 of the Securities Act against the individual defendants and seeking unspecified damages, reasonable attorneys' fees and other costs. The consolidated complaint does not assert claims against the above-referenced underwriters. On April 28, 2023, the Court denied our motion to dismiss. The initial stages of discovery are underway. We dispute these claims and intend to defend these matters vigorously. These claims remain at an early stage, and the extent and outcome of these claims cannot be predicted at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

None.

(b) Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC. We received approximately $233 million in net proceeds from our initial public offering. Through June 30, 2023, we have used all of the net proceeds from the offering primarily to fund our ongoing research and development activities, manufacturing scale-up project and pre-launch inventory.

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

3.1

Certificate of Amendment, dated June 30, 2023, to the amended and restated certificate of incorporation of Talis Biomedical Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2023).

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

10.6+

Offer Letter, dated July 27, 2023, by and between the Company and Andrew Lukowiak (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 2, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K .
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: August 10, 2023	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

Date: August 10, 2023	By:	/s/ Rebecca L. Markovich
Rebecca L. Markovich
Interim Chief Financial Officer