Form 10-Q
period 2023-09-30
Talis Biomedical Corp
filed 2023-11-14
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 3,812,038 shares of the Registrant’s common stock and preferred stock outstanding consisting of 1,821,128 shares of common stock and 1,990,910 shares of Series 1 convertible preferred stock, as converted from 29,863,674 shares to reflect the 1-for-15 Reverse Stock Split effective July 5, 2023. Our Series 1 convertible preferred stock is a voting common stock equivalent, subject to certain limitations.

Table of Contents

		Page
	SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS	1
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Balance Sheets at September 30, 2023 (unaudited) and December 31, 2022	3
	Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 (unaudited)	4
	Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Signatures		30

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
our recently announced plan to review strategic alternatives and to significantly reduce our expenditures on research and development activities and taking other cost cutting measures;
•
our decision to cease operations in our Redwood City, CA laboratory and office facility and consolidate our operations to our Chicago facility and to seek strategic alternatives, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions;
•
our expectations regarding the exploration of strategic alternatives;
•
the expected timing of implementing and completing our cost savings plan;
•
future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements, future revenues, expenses, reimbursement rates and needs for additional financing;
•
our ability to retain key personnel;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,996	$130,191
Accounts receivable, net	5	308
Prepaid expenses and other current assets	1,531	2,783
Total current assets	89,532	133,282
Property and equipment, net	3,332	3,312
Operating lease right-of-use-assets	12,822	30,920
Other long-term assets	1,542	1,776
Total assets	$107,228	$169,290
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,697	$3,768
Accrued compensation	2,255	4,212
Accrued liabilities	637	989
Operating lease liabilities, current portion	2,861	3,703
Total current liabilities	8,450	12,672
Operating lease liabilities, long-term portion	17,222	29,879
Total liabilities	$25,672	$42,551
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 29,863,674 shares issued and outstanding as of September 30, 2023 and December 31, 2022; aggregate liquidation preference of $3 as of September 30, 2023 and December 31, 2022	3	3
Common Stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 1,819,136 and 1,811,396 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	608,054	604,690
Accumulated deficit	(526,501)	(477,954)
Total stockholders’ equity	81,556	126,739
Total liabilities and stockholders’ equity	$107,228	$169,290

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Grant revenue	$64	$66	$1,678	$1,010
Product revenue, net	76	730	261	3,545
Total revenue, net	140	796	1,939	4,555
Operating expenses:
Cost of products sold	6	1,236	33	6,059
Research and development	8,302	17,521	32,653	55,589
Selling, general and administrative	8,803	8,825	21,612	29,933
Total operating expenses	17,111	27,582	54,298	91,581
Loss from operations	(16,971)	(26,786)	(52,359)	(87,026)
Other income, net	1,289	765	3,812	943
Net loss and comprehensive loss	$(15,682)	$(26,021)	$(48,547)	$(86,083)
Net loss per share, basic and diluted	$(8.62)	$(14.44)	$(26.73)	$(47.91)
Weighted average shares used in the calculation of net loss per share, basic and diluted	1,819,066	1,801,391	1,816,294	1,796,800

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2022	29,863,674	$3	1,811,396	$—	$604,690	$(477,954)	$126,739
Issuance of common stock pursuant to equity incentive plan	—	—	233	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	4,560	—	33	—	33
Stock-based compensation expense	—	—	—	—	1,183	—	1,183
Net loss	—	—	—	—	—	(17,831)	(17,831)
Balance at March 31, 2023	29,863,674	$3	1,816,189	$-	$605,906	$(495,785)	$110,124
Issuance of common stock pursuant to equity incentive plan	—	—	2,840	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,076	—	1,076
Net loss	—	—	—	—	—	(15,034)	(15,034)
Balance at June 30, 2023	29,863,674	$3	1,819,029	$-	$606,982	$(510,819)	$96,166
Issuance of common stock pursuant to equity incentive plan	—	—	107	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,072	—	1,072
Net loss	—	—	—	—	—	(15,682)	(15,682)
Balance at September 30, 2023	29,863,674	$3	1,819,136	$-	$608,054	$(526,501)	$81,556

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2021	29,863,674	$3	1,785,476	$—	$598,916	$(364,942)	$233,977
Issuance of common stock pursuant to equity incentive plan	—	—	4,388	—	98	—	98
Issuance of common stock pursuant to employee stock purchase plan	—	—	9,695	—	216	—	216
Stock-based compensation expense	—	—	—	—	1,545	—	1,545
Net loss	—	—	—	—	—	(33,051)	(33,051)
Balance at March 31, 2022	29,863,674	$3	$1,799,559	$—	$600,775	$(397,993)	$202,785
Stock-based compensation expense	—	—	—	—	1,245	—	1,245
Net loss	—	—	—	—	—	(27,011)	(27,011)
Balance at June 30, 2022	29,863,674	$3	$1,799,559	$—	$602,020	$(425,004)	$177,019
Issuance of common stock pursuant to employee stock purchase plan	—	—	8,026	—	92	—	92
Issuance of common stock pursuant to equity incentive plan	—	—	2,869	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,296	—	1,296
Net loss	—	—	—	—	—	(26,021)	(26,021)
Balance at September 30, 2022	29,863,674	$3	$1,810,454	$—	$603,408	$(451,025)	$152,386

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(48,547)	$(86,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,331	4,086
Depreciation and amortization	559	5,268
Non-cash lease expense	3,901	1,953
Impairment of long-lived assets	2,766	—
Changes in operating assets and liabilities:
Accounts receivable	304	(250)
Inventory	—	(2,027)
Prepaid expenses and other current assets	1,251	(747)
Other long-term assets	—	980
Accounts payable	(1,071)	(1,009)
Accrued expenses and other liabilities	(2,309)	(8,525)
Lease liabilities	(2,068)	(239)
Net cash used in operating activities	$(41,883)	$(86,593)
Investing activities
Purchase of property and equipment	(579)	(1,566)
Net cash used in investing activities	$(579)	$(1,566)
Financing activities
Proceeds from stock option exercises	—	98
Proceeds from stock issuances pursuant to employee stock purchase plan	33	308
Net cash provided by financing activities	$33	$406
Net decrease in cash, cash equivalents and restricted cash	(42,429)	(87,753)
Cash, cash equivalents and restricted cash at beginning of period	131,967	233,312
Cash, cash equivalents and restricted cash at end of period	$89,538	$145,559
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for lease liability	$7,265	$19,245
Remeasurement of operating lease right-of-use asset for lease modification	$(18,696)	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$87,996	$143,783
Restricted cash – other long-term assets	1,542	1,776
Total cash, cash equivalents and restricted cash	$89,538	$145,559

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

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including a net loss of $48.5 million for the nine months ended September 30, 2023.

Management expects to continue to incur additional losses in the foreseeable future while the Board of Directors considers strategic alternatives for the Company, including without limitation equity and debt financing alternatives, merger and acquisition transactions, divestiture of assets, licensing opportunities, joint ventures, collaborations or partnerships with other companies. The Company’s activities are subject to significant risks and uncertainties, including failing to secure a strategic alternative or additional funding to continue to develop the Company’s current technology and to achieve clinical approval of its products.

As of September 30, 2023, the Company had unrestricted cash and cash equivalents of $88.0 million and $1.5 million of restricted cash. The Company expects its existing unrestricted cash and cash equivalents will be sufficient to fund its operations through at least one year from the date these condensed financial statements are issued. The Company expects to finance its future operations with its existing unrestricted cash and cash equivalents and through one or more possible strategic alternatives. However, there is no guarantee that any of these strategic opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

In March 2022 and August 2022, the Company implemented two separate reductions in force (RIF) designed to reduce its operating expenses, preserve cash and align our remaining resources to focus on, among other things, developing women's health and sexual transmitted infection (STI) tests on the Talis One system and internal manufacturing expertise to support our strategic plans. During the year ended December 31, 2022, the Company incurred $1.0 million of expenses related to the March 2022 RIF and $1.5 million of expenses related to the August 2022 RIF.

In November 2023, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions, the Company decided to close its Redwood City, CA laboratory and office facility and consolidate operations to its Chicago facility and to seek strategic alternatives. In order to further reduce costs and extend its remaining cash, the Company announced a reduction in force of approximately 90% of its work force on November 14, 2023 ("November 2023 RIF"). As part of these actions, the Company provided notices to the impacted employees under the Worker Adjustment and Retraining Act ("WARN Act") for job eliminations to occur through March 2024. The Company expects to incur approximately $5.0 million to $6.0 million of expenses related to the November 2023 RIF, substantially all of which will consist of one-time charges related to the staff reduction, including cash expenditures and other costs.

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

The significant accounting policies used in preparation of these condensed financial statements as of and for the three and nine months ended September 30, 2023 are consistent with those described in our Annual Report.

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

Impairment of long-lived assets

A long-lived asset may be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset or asset group's carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset to its fair value and a charge to operating expense. The Company reviews the carrying amount of its long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment whenever events indicate that the carrying amount of the assets may not be fully recoverable.

As the Company’s market capitalization is below the carrying value of equity, the Company regularly assesses if its long-lived assets are impaired by comparing the estimated fair value of the long-lived assets to their respective carrying amounts. A $2.8 million impairment of long-lived assets charge was recorded within selling, general and administrative expenses on the condensed statement of operations and comprehensive loss for the three months ended September 30, 2023. The impairment of long-lived asset charge relates solely to the operating lease right-of-use assets and reduces the carrying value of the associated right-of-use assets to the estimated fair values. The fair values are estimated using a discounted cash flows approach on forecasted future cash flows derived from current market data including discount rate, rent and rent escalation rates, downtime and abatement assumptions. The fair value of our right-of-use assets may change as a result of a change in any of these inputs. There was no impairment recorded for the three and nine months ended September 30, 2022 .

New accounting pronouncements

Recently issued accounting pronouncements

There are no accounting pronouncements pending at September 30, 2023 that we expect to have a material impact on our financial statements and disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the nine months ended September 30, 2023.

3. Fair value measurement

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$81,706	$—	$—	$81,706
Total assets measured at fair value	$81,706	$—	$—	$81,706

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$127,404	$—	$—	$127,404
Total assets measured at fair value	$127,404	$—	$—	$127,404

4. Revenue

Grant revenue and receivables

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. There is $0.5 million in additional funding available under the grant as of September 30, 2023, which the Company does not expect to fully utilize.

During each of the three months ended September 30, 2023 and 2022, the Company recognized $0.1 million of revenue related to this grant. During the nine months ended September 30, 2023 and 2022, the Company recognized $1.7 million and $0.3 million of revenue related to this grant, respectively.

NIH Rapid Acceleration of Diagnostics - RADx Initiative contracts

In July 2020, the Company was awarded a sub-award grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s RADx initiative and a contract from the NIH directly for Phase 2 of the RADx initiative. The RADx initiative aims to speed the development, validation, and commercialization of innovative, rapid tests that can directly detect COVID-19. In 2021, the Company and the NIH amended the contract for the completion of the RADx initiative, extending the term of the contract to January 30, 2022 and decreased the potential milestone payment from $4.0 million to $2.0 million. The contract expired on January 30, 2022.

The Company recognized revenue of $0.7 million related to the RADx initiative during the nine months ended September 30, 2022.

5. Commitments and contingencies

Operating leases

In March 2023, the Company entered into a lease termination agreement with the landlord of its former Redwood City, CA facility. The original term of the lease commenced in June 2022 and was for an initial term of 10.5 years. As a result of this modification, the Company remeasured the lease liability and the corresponding right-of-use asset resulting in a reduction of each by $18.7 million. The Company incurred immaterial customary termination and broker fees during the nine months ended September 30, 2023. The lease of our Redwood City, CA facility was terminated on May 12, 2023.

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

During the three months ended September 30, 2023, the Company recorded a $2.8 million long-lived asset impairment charge related to its right-of-use assets. Refer to Note 2, "Long-lived asset impairment" for more information.

The undiscounted future lease payments for our Redwood City, CA and Chicago, IL operating leases as of September 30, 2023 were as follows (in thousands):

Operating Leases
2023(remainder)	729
2024	2,970
2025	3,055
2026	3,144
2027	3,235
2028 and thereafter	12,506
Total future minimum lease payments	25,639
Less: imputed interest	(5,556)
Present value of operating lease liabilities	20,083
Less: current portion of lease liabilities	(2,861)
Noncurrent portion of lease liabilities	$17,222

Standby letters of credit

In January 2022, in conjunction with the Company’s former Redwood City, CA operating lease, the Company entered into a standby letter of credit (LOC) in the amount of $1.0 million to secure the lease through its expiration. In March 2023, the Company entered into a lease termination agreement with the landlord of its former Redwood City, CA facility, which accelerated the lease termination date to no later than May 12, 2023. During the three months ended September 30, 2023 all the criteria in the termination agreement were met and the landlord released the LOC of $1.0 million, which is now classified within cash and cash equivalents on the condensed balance sheet as of September 30, 2023.

In March 2023, the Company entered into a sublease for laboratory and office space in its current Redwood City, CA facility. The Company is required to hold a LOC in the amount of $0.7 million to secure this lease through expiration. The Company is required to maintain a cash balance of $0.7 million as collateral for the LOC, which has been classified in other long-term assets on the condensed balance sheet as of September 30, 2023, because it is unavailable for a period longer than one year from the balance sheet date.

In conjunction with the Chicago, IL laboratory and office space lease, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the condensed balance sheet as of September 30, 2023, because it is unavailable for a period longer than one year from the balance sheet date.

The Company has not drawn upon any LOC through September 30, 2023.

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

As of September 30, 2023, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

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

On December 9, 2022, the Court granted our motion to dismiss and plaintiffs leave to amend their consolidated complaint. On January 13, 2023, the plaintiffs filed an amended complaint, asserting claims for violation of Section 11 of the Securities Act against all defendants and Section 15 of the Securities Act against the individual defendants and seeking unspecified damages, reasonable attorneys' fees and other costs. The consolidated complaint does not assert claims against the above-referenced underwriters. On April 28, 2023, the Court denied our motion to dismiss. The initial stages of discovery are underway. We dispute these claims and intend to defend these matters vigorously. These claims remain at an early stage, and the extent and outcome of these claims cannot be predicted at this time. The Company has not recorded an accrual related to this matter as of September 30, 2023 as it determined that any such loss contingency was not probable or reasonably estimable.

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

Convertible preferred stock

As of September 30, 2023 and December 31, 2022, there were 29,863,674 shares of Series 1 convertible preferred stock issued and outstanding. There were 60,000,000 shares of Series 1 convertible preferred stock with a par value of $0.0001 per share authorized as of September 30, 2023 and December 31, 2022.

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

Stock options

A summary of stock option activity during the nine months ended September 30, 2023 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	559,542	$52.87	8.6	$—
Granted	316,816	$7.45
Exercised	—	$—	—	—
Forfeited	(111,092)	$23.01
Expired	(28,786)	$52.78
Outstanding at September 30, 2023	736,480	$37.84	8.5	$—
Options vested and expected to vest at September 30, 2023	736,480	$37.84	8.5	$—
Options vested and exercisable at September 30, 2023	259,493	$66.25	7.6	$—

As of September 30, 2023, the total unrecognized stock-based compensation related to stock options was $6.6 million, which is expected be recognized over a weighted-average period of approximately 3 years.

Restricted stock units (RSUs)

A summary of RSU activity during the nine months ended September 30, 2023 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value (per RSU)
Outstanding at December 31, 2022	21,764	$41.18
Granted	2,598	$7.79
Vested and delivered	(2,842)	$17.27
Forfeited	(2,821)	$25.38
Outstanding at September 30, 2023	18,699	$42.56

As of September 30, 2023, the total unrecognized stock-based compensation related to RSUs was $0.6 million, which is expected to be recognized over a weighted average period of approximately 3 years. Outstanding RSUs as of September 30, 2023 includes 1,697 RSUs that were vested, but not yet delivered.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s condensed statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$246	$243	$739	$1,052
Selling, general and administrative	826	1,053	2,592	3,034
Total stock-based compensation	$1,072	$1,296	$3,331	$4,086

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

9. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss - basic and diluted	$(15,682)	$(26,021)	$(48,547)	$(86,083)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	1,819,066	1,801,391	1,816,294	1,796,800
Net loss per share - basic and diluted	$(8.62)	$(14.44)	$(26.73)	$(47.91)

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

	As of September 30,
	2023	2022
Series 1 convertible preferred stock *	29,863,674	29,863,674
Options to purchase common stock	736,480	580,390
Shares estimated to be purchased under 2021 Employee Stock Purchase Plan	—	10,851
Unvested RSUs	17,002	22,820
Total	30,617,156	30,477,735

*The conversion ratio of the Company's Series 1 convertible preferred stock has been adjusted to proportionally reflect the 1-for-15 Reverse Stock Split upon conversion. See Note 1.

10. Subsequent Events

On November 13, 2023, the Company announced that it has retained TD Cowen, an investment bank, to lead a comprehensive review of strategic alternatives focusing on maximizing shareholder value, including but not limited to, equity or debt financing alternatives, merger and acquisition transactions, divestiture of assets, licensing opportunities, joint ventures, collaborations or other partnerships with other companies. However, there is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. If the Company is unable to complete a transaction, it may be necessary to seek other alternatives to reduce costs or restructure the Company, including a voluntary liquidation and dissolution of the Company. The Company does not expect to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or the Company has concluded that disclosure is appropriate or legally required.

In November 2023, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions, the Company decided to cease operations in its Redwood City, CA laboratory and office facility and consolidate operations to its Chicago facility and to seek strategic alternatives. In order to further reduce costs and extend its remaining cash, the Company announced a reduction in force of approximately 90% of its work force on November 14, 2023 ("November 2023 RIF"). As part of these actions, the Company provided notices to the impacted employees under the Worker Adjustment and Retraining Act ("WARN Act") for job

eliminations to occur through March 2024. The Company expects to incur approximately $5.0 million to $6.0 million of expenses related to the November 2023 RIF, substantially all of which will consist of one-time charges related to the staff reduction, including cash expenditures and other costs.

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

Recent Developments

In November 2023, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions, the Company decided to cease operations in its Redwood City, CA laboratory and office facility and consolidate operations to its Chicago facility and to seek strategic alternatives. In addition, on November 14, 2023, we announced that we have retained TD Cowen, an investment bank, to lead a comprehensive review of strategic alternatives focusing on maximizing shareholder value, including but not limited to, equity or debt financing alternatives, merger and acquisition transactions, divestiture of assets, licensing opportunities, joint ventures, collaborations or other partnerships with other companies and other strategic transactions. However, there is no set timetable for this process and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. If we are unable to complete a transaction, it may be necessary to seek other alternatives to reduce costs or restructure the Company, including a voluntary liquidation and dissolution of the Company. We do not expect to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have concluded that disclosure is appropriate or legally required.

In connection with the evaluation of strategic alternatives and in order to extend our cash, we are implementing a cost-savings plan that includes a reduction in force of approximately 90% of our positions, with the remaining employees focusing primarily on supporting the exploration and potential completion of strategic alternatives.

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

We have been developing Talis One tests to address some of the most critical infectious diseases in women’s and sexual health with a targeted product menu and disciplined regulatory strategy to minimize risk and accelerate time to first commercial launch. However, on November 10, 2023, our board of directors determined to pursue strategic alternatives and cease continued development of our test menu, consisting of a respiratory panel for influenza A, influenza B and COVID-19; Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV); herpes simplex virus (HSV); and vaginal infections including bacterial vaginosis (Vaginal Infections Panel and are focused primarily on pursuing strategic alternatives. Additionally, on July 19, 2023, we paused our COVID-19 clinical trials due to an increase in invalid rates and have now decided to terminate these clinical trials. We have also suspended all other planned clinical trials intended to support regulatory clearance and commercialization of our other tests.

We have invested in and have increased the flexibility of our manufacturing capabilities to support the development and commercialization of the Talis One system. We have automated cartridge manufacturing lines, currently located and operated by our contract manufacturing partners, to enable production advantages with quality, speed, and cost at full scale. We also have established internal manufacturing lines to enable flexibility and stability in our ability to support our strategic efforts around research and development, clinical trials and commercialization. These internal lines allow us to (i) make process improvements and cost reductions in-house before transferring production back to our contract manufacturing partners, (ii) innovate more quickly to support internal test development and (iii) support cartridge inventory levels pre-commercialization. We intend to perform a cartridge stability study of cartridges from our internal manufacturing line to confirm the performance of our COVID-19 test on this manufacturing line. In order to drive further efficiency and cost reduction in the manufacturing process, we are restructuring our relationships with our contract manufacturing partners and streamlining our supply chain. Additionally, we have built several hundred instruments to date and invested in, and received, the raw materials to build thousands more to help ensure that we are positioned to support completion of any possible strategic transactions.

As we pursue strategic alternatives, we will focus on preserving our core manufacturing capabilities so that we have the ability to support future research and development functions and clinical trials, as well as maintain our ability to scale up manufacturing in support of possible commercial activities.

We outsource a substantial portion of our manufacturing. Design work, prototyping and pilot manufacturing are performed in-house before outsourcing to third-party contract manufacturers. Our outsourced production strategy is intended to drive rapid scalability. Certain of our suppliers of components and materials are single source suppliers. During the nine months ended September 30, 2023, we had no supplier provide more than 10% of our materials and equipment purchases. To support a commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determined to not have an alternative future use have been expensed.

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

We have incurred recurring losses since our inception, including net losses of $48.5 million and $86.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $526.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

•
pursue strategic alternatives;
•
continue the research and development of our CT/NG/TV test and the stability study of our internally produced cartridges;
•
change or add manufacturers or suppliers of materials used for our Talis One system;
•
seek marketing authorizations;
•
obtain, maintain, protect and enforce our intellectual property portfolio;
•
defend the shareholder litigation and any other litigation that may arise in the future; and
•
experience delays or encounter issues with any of the above.

As of September 30, 2023, we had unrestricted cash and cash equivalents of $88.0 million. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $88.0 million as of September 30, 2023 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued. We expect to finance our future operations with our existing cash and cash equivalents and through one or more possible strategic alternatives. However, there is no guarantee that any of these strategic opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

In light of our decision to pursue strategic alternatives, we have paused our research and development programs and commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

In March 2023, in order to support our long-term financial objectives, we terminated our former lease for laboratory and office space in Redwood City, CA and entered into a sublease for new laboratory and office space in Redwood City, CA. This move reduced our facilities footprint by two-thirds, and we expected approximately $9.0 million of cash savings on a discounted basis over the life of the lease. While the sublease is still in effect, in November 2023, we have decided to cease operations in our Redwood City laboratory and office facility and have begun consolidating all of our operations to our Chicago facility.

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

On November 14, 2023, in connection with our plans to seek strategic alternatives, reduce costs and preserve cash, we terminated approximately 90% of our work force.

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

All share and per share amounts for common stock in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital.

Components of our results of operations

Revenue

To date, we have not generated any revenue from sales of our Talis One system and there can be no assurance that we will be successful in our development and commercialization efforts. Our business model is focused on driving the adoption of the Talis One system. Customers would gain access to our instrument via a direct sales model or a reagent rental model. Under direct system sales, our customers would directly purchase our Talis One instrument and make subsequent independent purchases of our cartridges. When we place a system under a reagent rental agreement, we plan to install equipment in the customer’s facility without a fee and the customer agrees to purchase our cartridges at a stated price over the term of the reagent rental agreement. Some of these agreements could include minimum purchase commitments. Under a reagent rental model, we plan to retain title to the equipment and such title is transferred to the customer at the conclusion of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

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

Product revenue, net

In January 2022, we began distributing third party antigen tests (the "Antigen Tests"). We currently derive all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications (ASC), Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of the test kits to the customer. This program has concluded as of December 31, 2022. During the nine months ended September 30, 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests from existing inventory.

Grant revenue

For the nine months ended September 30, 2023 and 2022, our revenue from government grants includes a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 subaward grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative (NIH Contract).

Under the NIH grant, we recognized $1.7 million and $0.3 million during the nine months ended September 30, 2023 and 2022. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. As of September 30, 2023 there is $0.5 million in additional funding available under the grant, which we do not expect to fully utilize.

The NIH Contract for the RADx initiative expired on January 30, 2022. The Company successfully met milestone requirements and recognized $0.7 million of grant revenue during the nine months ended September 30, 2022. There is no additional funding available under the NIH Contract for the RADx initiative.

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

Research and development activities were central to our historical operations. We previously focused our research and development efforts on the stand-alone Talis One COVID-19 test and developing tests for women’s and sexual health infections, including a respiratory panel consisting of tests for influenza A, influenza B and COVID-19; Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV); herpes simplex virus (HSV); and the Vaginal Infections Panel.

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

Results of operations

Comparison for the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Revenue
Grant revenue	$64	$66	$(2)
Product revenue, net	76	730	(654)
Total revenue, net	140	796	(656)
Operating expenses:
Cost of product sold	6	1,236	(1,230)
Research and development	8,302	17,521	(9,219)
Selling, general and administrative	8,803	8,825	(22)
Total operating expenses	17,111	27,582	(10,471)
Loss from operations	(16,971)	(26,786)	9,815
Other income, net	1,289	765	524
Net loss and comprehensive loss	$(15,682)	$(26,021)	$10,339

Grant revenue and product revenue, net

Grant revenue for the three months ended September 30, 2023 and 2022 relates to the NIH grant. During each of the three months ended September 30, 2023 and 2022, $0.1 million of revenue was recognized related to our NIH grant. The RADx initiative expired on January 30, 2022.

We began to generate product sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The change in product revenue, net is driven by the conclusion of the program at the end of 2022. During the three months ended September 30, 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests from existing inventory.

Cost of products sold

The decrease in cost of product sold during the three months ended September 30, 2023 is due to higher volume in units sold during three months ended September 30, 2022 whereas we did not conduct significant product revenue generating activities during the same period in 2023.

Research and development expenses

Research and development expenses for the three months ended September 30, 2023 and 2022 were $8.3 million and $17.5 million, respectively, a decrease of $9.2 million. Substantially all of our research and development expenses incurred were related to the development of and manufacturing scale-up for the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decline of $9.2 million was primarily driven by a $4.0 million decrease in depreciation expense, a reduction of $3.0 million in pre-launch inventory costs, a $1.0 million decrease in personnel and consulting costs as a result of our 2022 spending reduction programs, and a decrease of $1.0 million related to the automation of consumables manufacturing as we completed our scale-up investments.

Selling, general and administrative expenses

Selling, general and administrative expense was $8.8 million for three months ended September 30, 2023 and 2022. Selling, general and administrative expense for the three months ended September 30, 2023 includes $2.8 million of impairment expense related to our right-of-use assets. When excluding impairment expense, the net decrease in selling, general and administrative expense of $2.8 million is driven by a reduction of salaries and benefits costs as a result of lower headcount.

Comparison for the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Revenue
Grant revenue	$1,678	$1,010	$668
Product revenue, net	261	3,545	(3,284)
Total revenue, net	1,939	4,555	(2,616)
Operating expenses:
Cost of product sold	33	6,059	(6,026)
Research and development	32,653	55,589	(22,936)
Selling, general and administrative	21,612	29,933	(8,321)
Total operating expenses	54,298	91,581	(37,283)
Loss from operations	(52,359)	(87,026)	34,667
Other income, net	3,812	943	2,869
Net loss and comprehensive loss	$(48,547)	$(86,083)	$37,536

Grant revenue and product revenue, net

Grant revenue for the nine months ended September 30, 2023 and 2022 relates to the NIH grants and the RADx initiative. During the nine months ended September 30, 2023, $1.7 million of revenue was recognized related to our NIH grant. During the nine months ended September 30, 2022, $0.7 million of revenue was recognized related to meeting milestones under our RADx initiative and $0.3 million of revenue was recognized related to our NIH grant. The RADx initiative expired on January 30, 2022.

We began to generate product sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The change in product revenue, net is driven by the conclusion of the program at the end of 2022. During the nine months ended September 30, 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests from existing inventory.

Cost of products sold

The decrease in cost of product sold during the nine months ended September 30, 2023 is due to increased volume in units sold during the nine months ended September 30, 2022 whereas we did not conduct significant product revenue generating activities during the same period in 2023.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2023 and 2022 were $32.7 million compared to $55.6 million, a decrease of $22.9 million. Substantially all of our research and development expenses incurred for the periods were related to the development and manufacturing scale-up for the Talis One system including rapid, point-of-care molecular diagnostic tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decrease of $22.9 million was primarily driven by a decline of $10.0 million in pre-launch inventory costs, a $5.0 million decrease in personnel costs as a result of our 2022 spending reduction program, a $5.0 million decrease in depreciation expense as certain manufacturing equipment was fully depreciated by December 31, 2022, a decrease of $3.0 million for the automation of consumables manufacturing as we completed our scale-up investments, a $1.5 million reduction in freight costs and a decrease of $1.0 million in costs of the use of outside services.

Partially offsetting these declines was $3.1 million of expense incurred in 2023 to purchase a license for patents, cartridge raw materials and components in connection with the termination of our supply agreement with a contract manufacturer.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $21.6 million compared to $29.9 million for the nine months ended September 30, 2022, a decrease of $8.3 million. The decrease was primarily due to a decline in personnel related expenses, including salaries and benefits and stock-based compensation expenses as a result of our 2022 spending reduction program offset by $2.8 million long-lived asset impairment charge related to its right-of-use assets.

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

As of September 30, 2023, we had unrestricted cash and cash equivalents of $88.0 million and $1.5 million of restricted cash. We expect our existing unrestricted cash and cash equivalents will be sufficient to fund our operations through at least one year from the date these condensed financial statements are issued. We expect to finance our future operations with our existing unrestricted cash and cash equivalents and through one or more possible strategic alternatives. However, there is no guarantee that any of these strategic opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

In 2022, in connection with our refocus on the women's health and STI markets, we implemented two separate reductions in force as part of our 2022 spending reduction program ("2022 spending reduction program"), designed to align our remaining resources to focus on (i) developing women's health and STI tests on the Talis One system, (ii) our internal manufacturing expertise to support our strategic plans and (iii) reducing costs and preserving cash to extend our runway to commercialize our women's health and STI tests. The 2022 reductions in force amounted to approximately 40% of our headcount. There were no remaining obligations incurred during the nine months ended September 30, 2023. Going forward, we estimate annualized savings of $12.0 million in compensation expenses related to the 2022 reductions in force.

On November 14, 2023, in connection with the closing of our Redwood City, CA laboratory and office facility and our plans to seek strategic alternatives, reduce costs and extend our remaining resources, we announced a reduction in force of approximately 90% of our work force. As part of these actions, we provided notices to the impacted employees under the WARN Act for job eliminations to occur through March 2024. We expect to incur approximately $5.0 million to $6.0 million of expenses related to the reduction in force, substantially all of which will consist of one-time charges related to staff reduction, including cash expenditures and other costs.

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

Future funding requirements

We have limited commercial-scale manufacturing facilities and expect to continue to rely on third parties to manufacture the Talis One system and related test cartridges. We have entered into agreements with contract manufacturers to support our manufacturing scale-up. We have engaged a third-party logistics provider to manage the movement of materials between suppliers and contract manufacturers and for finished goods warehousing.

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

To date, our primary uses of cash have been to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and operating lease costs. In March 2023, we entered into a sublease agreement with an initial term of 7 years for our current laboratory and office space in Redwood City, CA. The sublease commenced in the second quarter of 2023. Other than our operating leases, we currently have no other ongoing material financing commitments, such as lines of credit or guarantees. We expect to incur research and development expenses and to incur additional costs associated with operating as a public company. Accordingly, we may choose to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $526.5 million through September 30, 2023. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $88.0 million as of September 30, 2023, will be sufficient to fund our operations for at least 12 months after our condensed financial statements are issued. However, we may need to raise additional capital through equity or debt financing, or potential additional collaboration proceeds prior to achieving commercialization of our products. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

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

•
the nature and timing of any strategic transactions that we may consummate;
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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(41,883)	$(86,593)
Net cash used in investing activities	(579)	(1,566)
Net cash provided by financing activities	33	406
Net decrease in cash, cash equivalents and restricted cash	$(42,429)	$(87,753)

Operating activities

During the nine months ended September 30, 2023, net cash used in operating activities was $41.9 million, resulting from our net loss of $48.5 million, a decrease in accounts payable and accrued expenses of $3.4 million driven by the completion of our manufacturing scale-up project and a decrease of $2.1 million in lease liabilities driven by a lease termination agreement with the landlord of our Redwood City, CA facility entered into in March 2023. These outflows were partially offset by a decrease of $1.3 million in prepaid expenses and other current assets, and non-cash items including $3.3 million of stock-based compensation, $0.6 million of depreciation and amortization, and $6.7 million of non-cash lease expense.

During the nine months ended September 30, 2022, net cash used in operating activities was $86.6 million, resulting from our net loss of $86.1 million, a decrease in accounts payable and accrued expenses of $9.5 million driven by the substantial completion of our manufacturing scale-up project, and an increase in inventory of $2.0 million related to the purchase of Antigen Tests. These outflows were partially offset by non-cash items of $4.1 million of stock-based compensation, $5.3 million of depreciation and amortization and $2.0 million of non-cash lease expense.

Investing activities

During the nine months ended September 30, 2023 and 2022, we used $0.6 and $1.6 million of cash for investing activities related to purchases of property and equipment, respectively.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities related to proceeds from stock purchases pursuant to the Company's employee stock purchase plan.

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.4 million, related to proceeds from stock option exercises and stock purchases pursuant to the Company's employee stock purchase plan.

Contractual obligations and commitments

Leases

See Note 5. Commitments and contingencies, to our unaudited condensed financial statements included in Item 1 of this Quarterly Report for a summary of our operating lease commitments as of September 30, 2023.

In March 2023, the Company entered into a lease termination agreement with the landlord of our former Redwood City, CA facility. The Company incurred immaterial customary termination and broker fees during the nine months ended September 30, 2023. The lease of our former Redwood City, CA facility was terminated on May 12, 2023.

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

Our accounting policies and estimates are discussed in our Annual Report. As of September 30, 2023 there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Annual Report.

Recently issued accounting pronouncements

There are no accounting pronouncements pending at September 30, 2023 that we expect to have a material impact on our financial statements and disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the nine months ended September 30, 2023.

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

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and Interim CFO concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2023.

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

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

None.

(b) Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC. We received approximately $233 million in net proceeds from our initial public offering. Through September 30, 2023, we have used all of the net proceeds from the offering primarily to fund our ongoing research and development activities, manufacturing scale-up project and pre-launch inventory.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

(a) Not Applicable.

(b) Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) On November 13, 2023, the Company entered into a retention agreement (the "Retention Agreement") with Rebecca Markovich, Interim Chief Financial Officer. Under the terms of the Retention Agreement, Ms. Markovich is eligible to receive $59,500 if she maintains satisfactory job performance and remains employed with the Company through the completion of a sale, merger or liquidation and dissolution of the Company.

The foregoing summary of the Retention Agreement does not purport to be complete and is qualified in its entirety by the Retention Award Agreement attached as Exhibit 10.7 and is incorporated herein by reference. The foregoing disclosure of the retention award is being made in this Part II. Item 5 of Form 10-Q in lieu of a separate disclosure under Items 5.02 and 9.01 of Form 8-K.

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

10.7+	Retention Agreement, dated November 13, 2023, by and between the Company and Rebecca Markovich, Interim Chief Financial Officer.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K .
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: November 14, 2023	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Rebecca L. Markovich
Rebecca L. Markovich
Interim Chief Financial Officer