Form 10-K
period 2023-12-31
Talis Biomedical Corp
filed 2024-03-28
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40047

Talis Biomedical Corporation

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)		46-3122255 (I.R.S. Employer Identification No.)
1375 West Fulton Market, Suite 700 Chicago, Illinois		60607
(Address of principal executive offices)		(Zip Code)
	(650) 433-3000
	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TLIS	The Nasdaq Stock Market LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on The Nasdaq Stock Market on June 30, 2023 (the last business day of its most recently completed second quarter), was $8,151,667, restated for the 1-for-15 Reverse Stock Split effective July 5, 2023. The calculation of the aggregate market value of voting and non-voting common equity excludes shares held by executive officers, directors and stockholders that the Registrant concluded were affiliates of the Registrant on such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 19, 2024, there were 31,685,660 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 1,821,986 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock which is convertible into 1,990,914 shares of common stock, as adjusted for the 1-for-15 Reverse Stock Split effective July 5, 2023. The conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such Series 1 convertible preferred stock decreased in proportion to the 1-for-15 ratio of the Reverse Stock Split. Our Series 1 convertible preferred stock is a voting common stock equivalent, subject to certain limitations.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
the timing and availability of strategic alternatives being reviewed by our Board of Directors and our ongoing efforts to significantly reduce our expenditures on research and development activities and taking other cost cutting measures;
•
our decision to cease operations in our Redwood City, CA laboratory and office facility and consolidate our operations to our Chicago facility due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions;
•
our expectations regarding our ability to complete a strategic transaction within estimated timeframes or at all;
•
our ability to retain key personnel;
•
regulatory clearance pathways for our products;
•
clinical trials and studies necessary to develop and commercialize our products and services;
•
our expectations of the reliability, accuracy and performance of our products and services, as well as expectations of the benefits to patients, clinicians and providers of our products and services;
•
impact from future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•
the costs and success of our research and development efforts, including the potential effects of inflation; and
•
the impact on our business and the completion of any possible strategic transaction of economic or political events or trends.

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

•
We have ceased substantially all of our research and development and manufacturing activities while our Board of Directors considers strategic alternatives. If we are unable to complete a strategic transaction within a reasonable timeframe or at all, then we may cease all operations and seek stockholder approval to voluntarily dissolve and liquidate the Company. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all.
•
Commercialization of the Talis One system, if continued, will require pursuing marketing authorization through the FDA’s standard 510(k) clearance process. We may not be able to obtain marketing authorization for these tests, which would adversely affect our business, financial condition and results of operations.
•
We would need to raise additional capital to fund our existing operations, further develop our diagnostic system, commercialize products, if and when approved, and expand our operations, and there can be no assurance that we can raise additional capital given current market volatility.
•
We have no products approved for commercial sale. We have no or limited experience in developing, marketing and commercializing diagnostic systems and tests.
•
It may not be possible to validate manufacturing for the Talis One instrument and cartridges at scale, which may have a material adverse effect on any efforts to commercialize our products..
•
If our products do not perform as expected, including due to errors, defects or reliability issues, our reputation and market acceptance of our products could be harmed, and our operating results, reputation and business will suffer.
•
The commercial success of the Talis One system and products could be compromised if customers do not receive coverage and adequate reimbursement for our products, if and when approved.
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

Part I

Item 1. Business.

All references to “Talis Biomedical,” “Talis,” “the Company,” “we,” “our,” and “us” in this Annual Report refer to Talis Biomedical Corporation.

Overview

Talis aimed to transform diagnostic testing by developing and commercializing innovative products that were designed to enable accurate, reliable, low cost and rapid molecular testing for infectious diseases and other conditions at the point of care. While timely diagnosis of infectious diseases is critically important to enable effective treatment, testing is primarily performed in centralized laboratories, which require samples to be shipped for processing, delaying the return of results by days. Point-of-care testing solves this problem by delivering the timely information necessary for clinical care. We developed the Talis One system, a sample-to-answer, cloud-enabled molecular diagnostic system to be deployed to a variety of testing settings in the United States and around the world to diagnose infectious disease in the moment of need, at the point of care. The Talis One system comprises a compact instrument, single-use test cartridges and software supporting a central cloud database which work together. The system was designed to provide central laboratory levels of accuracy and to be operated by an untrained user.

In November 2023, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions, the Company decided to cease operations in its Redwood City, CA laboratory and office facility and consolidate operations to its Chicago facility and to consider strategic alternatives. In addition, on November 14, 2023, we announced that we retained TD Cowen, an investment bank, to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing or other strategic transactions and a voluntary dissolution or liquidation of the Company. However, there is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have ceased substantially all of our research and development and manufacturing activities while our Board of Directors considers strategic alternatives. If we are unable to complete a strategic transaction within a reasonable timeframe or at all, then we may cease all operations and seek stockholder approval to voluntarily dissolve and liquidate the Company.

Corporate Information

We were formed as a limited liability company under the Illinois Limited Liability Company Act in March 23, 2010 under the name SlipChip LLC. In June 2013, SlipChip LLC merged with and into SlipChip Corporation, a Delaware corporation, with each member of SlipChip LLC exchanging their respective membership interest for shares of common stock of SlipChip Corporation. In February 2018, we changed our corporate name to Talis Biomedical Corporation. Our principal executive offices are located at 1375 West Fulton Market, Suite 700, Chicago, IL 60607, and our telephone number is (650) 433-3000. Our corporate website address is http://talisbio.com.

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

General

Previous surveys of women's and sexual health providers that we conducted confirmed the continued and strong interest in adoption of point-of-care systems, such as the Talis One system. We believe the Talis One system was well positioned to meet this growing demand in both traditional and non-traditional care settings. Although there are several commercially available point-of-care systems, we believe that few, if any, sufficiently meet the needs of healthcare providers to drive broad adoption of, and transition to, point-of-care testing from central lab testing for a broad range of infectious diseases. We believe that the ideal point-of-care technology for diagnosing infectious diseases would not only be highly accurate and rapid, but would also be easy to use, low cost, cloud-compatible and enable multiplexing to detect multiple pathogens at the same time.

We developed Talis One tests to address some of the most critical infectious diseases in women's and sexual health, initially with a panel for Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV), as well as a respiratory panel consisting of tests for influenza A, influenza B and COVID-19 (Respiratory Panel). In order to bring the Talis One system to market as soon as possible, we leveraged progress made to-date and directed our efforts on the pursuit of 510(k) clearances under the federal Food, Drug and Cosmetic Act (FDCA) for our highly differentiated platform and development of multiple test panels. We planned to conduct clinical trials to support clearance of the Respiratory Panel and CT/NG/TV test, as well as other sexually transmitted infections (STIs), such as herpes simplex virus (HSV), vaginal infections including bacterial vaginosis (Vaginal Infections Panel), and urinary tract infections (UTI).

We designed the Talis One system to address limitations of existing point-of-care diagnostic testing technologies for infectious diseases. Our system combines robust sample preparation with highly optimized and rapid isothermal nucleic acid amplification technology to enable rapid detection of infectious pathogens in a variety of unpurified patient sample types. We designed the Talis One system to have the following capabilities which we believed would create a competitive advantage over other commercially available point-of-care technologies:

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
•
Cartridge Capabilities—The cartridge is designed with five separate reaction chambers and the ability to add up to an additional nine chambers for a total of 14 reaction chambers, which we believe could potentially enable a full menu of detection modes, from single organism to syndromic panel tests. The cartridge design allows for both robust sample purification and multiplexing capabilities that are both not generally offered by other point-of-care diagnostic platforms.
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

Our Business Strategy

Prior to the announcement in November 2023 to consider strategic alternatives, our strategy was to transform diagnostic testing by developing and commercializing innovative products that were designed to enable accurate, reliable, low cost and rapid molecular testing for infectious diseases and other conditions at the point of care.

Since November 2023, while we have maintained limited manufacturing capabilities to have the ability to support minimal research and development functions, our primary business strategy consists of:

•
Considering strategic alternatives focusing on maximizing stockholder value, including but not limited to, equity or debt financing alternatives, an acquisition, merger, reverse merger, divestiture of assets, licensing or other strategic transactions and a voluntary dissolution or liquidation of the Company; and
•
If we are unable to complete a strategic transaction within a reasonable timeframe or at all, then our Board of Directors intends to cease all operations and seek stockholder approval to voluntarily dissolve and liquidate the Company. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all.

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
•
Limited test menus fail to meet the needs of clinicians. The adoption of diagnostic technologies is contingent upon the technology having both clinical utility, and economic rationale. Without a broad and relevant testing menu, testing systems may not sufficiently meet the clinical needs of customers to justify the expense. We believe the ability to develop a menu of tests would create a competitive barrier to entry for other systems.

The Talis One system

We developed the Talis One system to address the limitations of existing point-of-care diagnostic testing technologies for infectious diseases. Our system combines robust sample preparation with highly-optimized and rapid isothermal nucleic acid amplification technology to enable rapid detection of infectious pathogens in a variety of unpurified patient sample types. The Talis One system is an integrated system that includes a compact instrument, single-use test cartridges and software, including a central cloud database.

Talis One cartridge

At the core of our system is the Talis One cartridge, a versatile shelf-stable and single-use test cartridge designed to fully integrate proprietary highly-optimized nucleic acid isothermal amplification tests with sample preparation. The cartridge was designed to handle a wide range of sample types, including nasal swab, vaginal swab, saliva, urine, whole blood, plasma, serum and sputum. It was also designed to be compatible with chemical, enzymatic, and mechanical lysis, e.g., by bead-beating in order to process a wide range of pathogens, including viral, bacterial and hard-to-lyse fungal pathogens. The cartridge design incorporates a patented rotary valve that integrates sample purification and is easily adaptable to alternate fluidic layouts to accommodate alternate testing methods that may require pre-treatment of specimens, pre-amplification and/or multiple purification steps to facilitate expansion of the testing menu. The cartridge also incorporates reagent plug technology, which is designed to enable implementation of new tests on the same cartridge backbone simply by inserting plugs with different target test reagents. The reagent plugs in our cartridges are optically clear, permitting the instrument to visualize and detect fluorescent signals from the amplification test. Patented test wells employ a fluidic design and include a mechanism to heat-seal the cartridge for amplicon containment designed to prevent contamination of the work surfaces.

The cartridge, with modifications, is designed to support up to 14-well multiplexing, which we believe will enable development of expanded panels and syndromic applications. The specific cartridge that we developed for the CT/NG/TV test provides 5-fold multiplexing, which we believe was sufficient to meet our product plans.

Talis One instrument

The Talis One instrument is designed to enable sample-to-answer capabilities without user intervention. We designed the instrument to be low cost, portable and easy to use. We believe the modular design, which is divided into major subsystems for performing cartridge handling, sample preparation, amplification and detection, would facilitate automated assembly and low-cost manufacturing. The compact size, approximately 7 x 10 x 14 inches, is designed to enable portability and use in various front-line locations. The instrument incorporates a touchpad interface for easily communicating instructions, information and results to the user. An integrated camera that reads and enables registration of a label on the cartridge facilitates sample custody by linking an image of the cartridge label with test results. The instruments are designed for multi-instrument deployments to satisfy different testing volume requirements and can be stacked three-by-three without disturbing the cellular connection to the cloud.

Talis One software and IT

The Talis One system incorporates the Sia Dx software which enables the communication of test results to a central cloud database that can be remotely and securely accessed to obtain key data required to collect, screen, collate, report, and monitor disease infection and pandemic spread on a micro and macro level. The cellular and ethernet connectivity built into each Talis One instrument is also designed to enable Health Insurance Portability and Accountability Act of 1996 (HIPAA)-compliant transmission, storage, and review. Such centralized storage could permit (i) creation of a public health interface granting access to select information to governmental entities and/or (ii) automatic transmission of notifiable diseases to public health authorities. The cloud-based data could serve to help institutions better manage clinical practice and also to improve infection control. With substantially increased adoption over time, the data may offer a mapping of infection patterns that public health and research institutions can use to address care on a larger scale. Additionally, for organizations that may desire several instrument placements in multiple exam rooms, departments or distributed testing sites, authorized administrators may be able to monitor, in real-time, the status of any instrument in the organization, as well as manage users, passwords, and certain security features. The continuous connectivity of the Talis One instruments is also designed to enable automated updates including security patches, instrument configurations, and firmware and software updates, the latter of which could be deployed to enable the instrument to recognize and run newly released tests.

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

Infectious Diseases

We developed our Talis One system to be used for infections related to women’s health, STIs and respiratory infections. We intended to complete clinical development of our Talis One system for CT/NG/TV and submit a 510(k) pre-market notification to the FDA after the successful completion of our clinical trials. We further intended to explore authorization to affix a CE Mark from the EMA soon after 510(k) clearance, if obtained. If cleared or otherwise authorized for marketing, this would be our first commercial offering in our women’s health menu. We planned to develop additional tests for infections related to women’s health, including a panel for STIs and other infections, such as the Vaginal Infection Panel, UTI and HSV.

The American Congress of Obstetricians and Gynecologists recommends annual CT/NG screening of all sexually active women age 25 and younger and for women over age 25 with risk factors. In addition to promoting our test menu to our existing customers, we planned to engage in a focused commercialization effort directed towards obstetricians and gynecologists, where we estimate that a substantial majority of CT/NG testing occurs. Traditionally, testing is carried out by centralized laboratories, and we believed that there is a significant opportunity to move these tests to the point-of-care at the office of the obstetrician and gynecologist or in urgent care clinics or primary care facilities. We believe testing at the point-of-care could (i) improve decision making and enable the provider to use this information to treat the patient in the same visit and (ii) improve the patient experience and empower providers and patients to adhere to screening guidelines and improve outcomes. We also believe that care providers may be able to create profit opportunities by bringing testing in-house to the point-of-care. We believe the tests that we were developing for our Talis One system would have had established reimbursement codes, enabling healthcare providers to submit for reimbursement.

The Talis One COVID-19 test was the first product that we developed for respiratory infections. Although we did not plan a broad commercial launch for the stand-alone COVID-19 test, we intended to seek marketing authorization for the Respiratory Panel through a 510(k) clearance process.

Commercialization and Manufacturing

We developed relevant in-vitro diagnostic tests for a variety of respiratory infections and infections related to women’s health and STIs. We estimated that the total potential annualized addressable global market opportunity for molecular testing of infectious diseases to be over $5.4 billion for 2022 and expected to grow to over $7.1 billion by 2026.

In 2022, we discontinued further investment in commercializing our stand-alone COVID test. In conjunction with this decision, we eliminated our sales force and reduced the commercial team supporting our product development and marketing needs. Leveraging progress made at that time with our stand-alone COVID test, we conducted investigational field studies with the Talis One system to gain user experience and feedback on the platform’s physical components, workflow, and software. Results from these studies were intended to help inform the development of our planned product roadmap.

To support future commercialization of the Talis One system, we invested in automated manufacturing to provide the advantages of quality, speed and cost at full scale. In 2022, we demonstrated our ability to manufacture cartridges and instruments at the quality and pace needed with a clear path to what we believed would be attractive gross margins in the future. In order to drive further efficiency and cost reduction in the manufacturing process, we restructured relationships with our contract manufacturing partners in 2023. Our commercialization and manufacturing strategies are uncertain at this time pending completion of a review of strategic alternatives by our Board of Directors.

Competition

The in vitro diagnostics industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary intellectual property. Due to the significant interest and growth in diagnostics, we expect ongoing intense competition primarily from centralized laboratories and diagnostic companies offering both point-of-care and at-home solutions. We believe key competitive factors include the accuracy, utility, turnaround time and economics of our products, and commercial execution. We also believe our ability to succeed in the future depended on the timing of obtaining regulatory clearances and approvals, as well as the timing of our ability to deliver instruments and consumables into the marketplace in significant volumes.

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

Operations

Our products have been manufactured by several third parties. The instrument assembly is largely manual with some automation in testing. We had various suppliers that provide molded parts and reagents that are assembled by two contract manufacturers for the cartridge. We have made significant investments to scale up cartridge manufacturing including high cavity count molding capability and automation of significant portions of the cartridge assembly process. In addition to restructuring and streamlining our contract manufacturing relationships, we focused on developing more internal expertise in manufacturing and have developed internal pilot manufacturing lines.

Supply chain management

We utilized multiple vendors for our supply chain. Currently, many of the materials, enzymes and reagents used in our systems and cartridges are from single source suppliers.

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

Patents

As of March 1, 2024, we solely own 17 issued U.S. patents, 22 pending U.S. patent applications, 41 issued foreign patents, and 124 pending foreign patent applications. Our patent portfolio generally includes patents and patent applications relating to microfluidic systems, our rapid isothermal amplification method, integrated cartridges and instrument for the Talis One system, as well as components thereof and methods of operating the same. In addition to patents and applications related generally to the Talis One system, our portfolio includes patents and applications drawn to test reagents for specific targets, including CT and NG. Issued U.S. patents in our portfolio of company-owned and in-licensed patents and patent applications (if issued) are expected to expire between 2035 and 2045.

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

Human capital resources

As of December 31, 2023, we had a total of 99 full-time employees. Our employees are located in Chicago, Illinois and other locations within the United States. None of our employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees. Our human capital resources objectives include, as applicable, maintaining adequate staffing to support the completion of a strategic transaction or the voluntary dissolution and liquidation of the Company.

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

Risks related to our business and strategy

We may not be successful in completing a strategic transaction within a reasonable timeframe, on attractive terms or at all. If we are unable to complete a strategic transaction, then we may cease all operations and seek stockholder approval to voluntarily dissolve and liquidate the Company.

Since November 2023, we have ceased substantially all of our research and development and manufacturing activities while our Board of Directors considers strategic alternatives. We may be unable to complete a strategic transaction within a reasonable timeframe, on attractive terms or at all, and market conditions, including the historical volatility in our common stock will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing stockholders. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Given these challenges, if we are unable to complete a strategic transaction, then we may cease all operations and seek stockholder approval to voluntarily dissolve and liquidate the Company. The completion of a strategic transaction or the voluntary dissolution and liquidation of the Company each would have a material adverse effect on our growth strategy and our results of operations and financial condition.

Commercialization of the Talis One system will require pursuing marketing authorization through the FDA’s standard 510(k) clearance process. We may not be able to obtain marketing authorization for these tests, which would adversely affect our business, financial condition and results of operations.

Our historical research and development efforts focused on the development of the Talis One system for FDA clearance or other marketing authorization as a point-of-care testing system for infectious diseases pursuant to 510(k) submissions to the FDA.

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

Commercial success of the Talis One system depends, in part, on the acceptance of our diagnostic tests and services as being safe, accurate, and relatively simple for medical personnel to learn and use, clinically flexible, operationally versatile and, with respect to providers and payors, cost effective. We cannot predict how quickly, if at all, payors, providers, clinics and patients will accept future diagnostic tests and services or, if accepted, how frequently they will be used. These constituents must believe that our diagnostic tests offer benefits over other available alternatives. The degree of market acceptance of the Talis One system depends on a number of factors, including:

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

Also, there may be research and development, regulatory, marketing and other difficulties that could delay or prevent the introduction of enhanced or new products and result in increased costs and the diversion of management’s attention and resources from other business matters. For example, any molecular diagnostic tests that we may develop or further enhance may not prove to be clinically effective, or may not meet our desired target product profile or be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our molecular diagnostic test performance in commercial settings may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or entering into collaborative arrangements; the collaborative arrangements we enter into may not be successful or we may not be able to maintain those that are successful; healthcare providers may not use any tests that we may enhance or develop; or we may otherwise have to abandon a product, service ore development program in which we have invested substantial resources.

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

It may not be possible to validate manufacturing for the Talis One instrument and cartridges at scale, which may have a material adverse effect on any efforts to commercialize our products.

In order to commercialize our products, if approved, it is necessary to manufacture the Talis One instrument and test cartridges in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our products in a timely or cost-effective manner, or at all. If we, or our manufacturing partners, are unable to successfully scale-up the manufacture of our products in sufficient quality and quantity, the development, testing and clinical trials of our women's health and STI products may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We are highly dependent on our senior management team and key personnel, and we may encounter difficulties in managing our operations, completing a strategic transaction or keeping current and timely with our Exchange Act reporting obligations with our reduced staffing and limited resources.

Due to our limited resources, we may not be able to effectively manage our operations, complete any possible strategic transaction or remain current and timely with our Exchange Act reporting obligations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, errors in disclosure, loss of additional business opportunities, loss of employees and reduced productivity among remaining employees. The loss of members of our senior management, research and development, science and engineering, manufacturing and marketing teams could delay our completion of any possible strategic transaction or the achievement of our research, product development and commercialization objectives and harm our business.

We also do not maintain fixed-term employment contracts or key man life insurance with any of our employees.

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

Our facilities are located in areas which have experienced severe earthquakes and fires and are at risk for rolling or prolonged power outages. If these earthquakes, fires, other natural disasters, power outages, health pandemics or epidemics, terrorism and similar unforeseen events beyond our control, including for example the ongoing COVID-19 pandemic, prevented us from using all or a significant portion of our facilities, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time and/or could result in the loss of commercial inventory or inventory and supplies required for our clinical trials. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

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

Risks related to regulatory matters

We must obtain marketing authorizations for our products for point-of-care clinical diagnostic use before they can be marketed. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome. If we fail to obtain or maintain necessary marketing authorizations, or if such authorizations for future products are delayed or not issued, it will negatively affect our business, financial condition and results of operations.

Our products will be subject to regulation by the FDA as medical devices, including requirements for regulatory clearance or approval of such products before they can be marketed. Accordingly, marketing authorization is required in order to sell our future products in a manner consistent with FDA laws and regulations. Such processes are expensive, time-consuming and uncertain; our efforts may never result in any marketing authorization; and failure to obtain or comply with such marketing authorizations could have a material adverse effect on the ability to commercialize our products.

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

The commercial success of the Talis One system could be compromised if our customers do not receive coverage and adequate reimbursement for our products, if and when approved.

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

As of December 31, 2023, we had $30.9 million of U.S. federal NOLs that were generated in 2017 and prior periods that will expire at various dates through 2037, and $258.2 million of U.S. federal NOLs that can be carried forward indefinitely under current law. As of December 31, 2023, we also had aggregate U.S. federal research and development (R&D) credits of approximately $11.4 million and U.S. state research and development (R&D) credits of approximately $8.7 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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
•
there may be prior art of which we or the examiner may not be aware that may affect the patentability of our invention claims, or, if issued, affect the validity or enforceability of a patent claim;
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

We have historically incurred substantial net losses, including net losses of $62.0 million and $113.0 million for the twelve months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $540.0 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to efforts to develop women's health and STI test tests, for the commercial launch of the Talis One system, and thereafter to increase the adoption of our products, improve these products, scale our manufacturing capabilities and research, develop and commercialize new products.

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

There were 718,230 shares of common stock issuable upon the exercise of options outstanding and 14,484 shares of common stock issuable upon vesting of restricted stock units as of December 31, 2023. We registered all of the shares of common stock issuable upon exercise of such outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended (Securities Act). The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of December 31, 2023, holders of approximately 2,499,285 shares (adjusted for the 1-for-15 reverse stock split and activity during the twelve months ended December 31, 2023), or 66% of our capital stock have certain registration rights with respect to the resale of such shares. In March 2024, we terminated a previously filed registration statement on Form S-3 as the Company was no longer eligible to register securities on Form S-3 and obtained a waiver of the registration rights relating to these 2,499,285 shares. This waiver of the registration rights is effective for a period of thirty (30) days from the filing of this Form 10-K.

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

As of March 19, 2024, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 74% of our outstanding voting stock. Further, 66% of our outstanding voting stock is owned by entities affiliated with Baker Bros. Advisors LP (Baker Bros.). In addition, the holders of our Series 1 convertible preferred stock, which, subject to certain limitations, is a voting common stock equivalent, may elect to convert shares of Series 1 convertible preferred stock into shares of Series 2 convertible preferred stock, which is a non-voting common stock equivalent. These shares of Series 2 convertible preferred stock are then convertible into shares of our common stock, subject to certain beneficial ownership limitations.

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. These assessments must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time. We continue the costly and challenging process of compiling the information systems, processes and internal controls documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 of the Sarbanes–Oxley Act requires that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to outsource or hire the accounting and financial staff with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes–Oxley Act.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company maintains a cybersecurity program designed to detect, identify, classify and mitigate cyber security and other data security threats, as part of its efforts to protect and maintain the confidentiality and security of customer, employee and vendor information, and non-public information about the Company. Our cyber security program is led by the Company's SVP, Head of Legal and Compliance.

The Company and its third-party service providers conduct periodic risk assessments to identify significant cybersecurity threats that may affect information systems that are vulnerable to such cyber security threats and regularly review these risk assessments for changes in our business practices and the external cybersecurity landscape as well as the impact of our security processes. These risk assessments include physical, administrative and technical safeguards and involves identification of reasonably foreseeable internal and external risks and evaluation of the likelihood and potential damage that could result from the realization of such risks.

Following our risk assessments, we evaluate when and how to design, implement, and maintain reasonable safeguards to minimize the identified risks and address any identified gaps in existing safeguards, and proceed with such design, implementation, and maintenance as deemed appropriate. We also engage third-party service providers in connection with our risk assessment process and certain risk management processes. Our collaboration with these third-party service providers includes threat assessments and consultation on security enhancements, 24/7 monitoring and incident response support.

Based on the information we have as of the date of this Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See “Item 1A. Risk Factors” for further information about these risks.

Cybersecurity Governance

Our Board of Directors is focused on cyber security. Specific responsibility for cybersecurity oversight is managed by the Audit Committee. The SVP, Head of Legal and Compliance is responsible for the management and mitigation of identified risks and the presentation of any changes in risk factors, identified risks, overall cybersecurity efforts and upcoming improvements to the Audit Committee. The SVP, Head of Legal and Compliance is also responsible for the response to and the remediation and resolution of a security incident involving a potential or actual compromise of our proprietary information and/or personal information. The SVP,

Head of Legal and Compliance reports to the Audit Committee quarterly with respect to the Company’s cybersecurity infrastructure and risk assessment and reports any security incidents to the Audit Committee. The Audit Committee will report the Company’s cybersecurity infrastructure and risk assessment and any findings and recommendations to the full Board of Directors for consideration if and when the Audit Committee deems it necessary or appropriate.

In the event of a cybersecurity incident, the Company's SVP, Head of Legal and Compliance is equipped with a well-defined Incident Response and Reporting Policy (IRRP) to guide response, reporting, and recovery actions. This IRRP includes immediate actions to mitigate the impact of the incident, long-term strategies for remediation and prevention of future incidents, and provides for internal notification of the incident to functional areas as well as senior leadership and the Board of Directors, as appropriate.

Item 2. Properties.

Our corporate headquarters are currently located in Chicago, IL (Chicago office), where we occupy approximately 26,400 square feet of office and laboratory space under a lease that ends in July 2032.

The Company also has 13,165 square feet of office and laboratory space in Redwood City, California under a sublease that ends on May 31, 2030. While the sublease is still in effect, in November 2023, we decided to cease operations in our Redwood City laboratory and office facility and have consolidated all of our operations to our Chicago office during 2024.

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

On or about January 7, 2022, John Modrak filed a class action in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and J.P. Morgan Securities LLC, BofA Securities, Inc., Piper Sandler & Co., and BTIG, LLC, underwriters of the Company’s February 2021 initial public offering (“IPO”), captioned as Modrak v. Talis Biomedical Corp., et al., No. 3:22-cv-00105, purportedly on behalf of shareholders who purchased shares of the Company’s stock that were registered in the Company’s IPO. On February 18, 2022, Karen Mitcham filed a substantively identical lawsuit in the same court captioned as Mitcham v. Talis Biomedical Corp., et al., No. 3:22-cv-01039-JD, against the Company, and the same officers and directors as the Modrak lawsuit. These two cases were consolidated and co-lead plaintiffs were appointed as mandated by the applicable federal securities laws. On December 9, 2022, the Court granted the Company’s motion to dismiss and gave plaintiffs leave to amend their consolidated complaint. On January 13, 2023, the plaintiffs filed an amended complaint, asserting claims for violation of Section 11 of the Securities Act of 1933 (“Securities Act”) against all defendants and Section 15 of the Securities Act against the individual defendants. The amended complaint alleges that the Company’s registration statement and prospectus issued in connection with the Company’s IPO was false and misleading, and omitted to state material adverse facts, related to (1) instrument manufacturing, (2) the reliability and accuracy of the Company’s Talis One COVID-19 test, and (3) the comparator test used in the Company’s primary study in support of its EUA application for the Talis One COVID-19 Test System. The amended complaint seeks unspecified damages under Sections 11 and 15 of the Securities Act, reasonable attorneys’ fees, and other costs. The amended complaint does not assert claims against the above referenced underwriters. On April 28, 2023, the Court denied our motion to dismiss. On February 9, 2024, the Court certified the class and appointed plaintiff Martin Dugan as class representative. Discovery is ongoing. Trial is currently set for February 24, 2025.

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

On July 27, 2022, the Company received a notice (the “Notice”) from the Nasdaq Stock Market (“Nasdaq”) that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s common stock had been below $1.00 per share for thirty-one (31) consecutive business days as of the date of the Notice.

On January 24, 2023, the Company transferred the listing of its securities to the Nasdaq Capital Market (the “Capital Market”) and received notice from Nasdaq on the same date indicating that, while the Company had not regained compliance with the Bid Price Requirement, Nasdaq determined that the Company was eligible for an additional 180-day period, and extended the Company until July 24, 2023 to regain compliance. We committed to effectuate a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Bid Price Requirement. The Notice had no other immediate effect on the listing of the Company’s common stock, which trades on the Capital Market under the symbol “TLIS.”

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

Holders

As of March 19, 2024, we had approximately 69 holders of record of our common stock and one holder of record of our Series 1 convertible preferred stock.

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

Recent sales of unregistered securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC. We received approximately $233 million in net proceeds from our initial public offering. Through December 31, 2023, we have used all of the net proceeds from the offering primarily to fund our ongoing research and development activities, manufacturing scale-up project and pre-launch inventory.

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

Recent Developments

In November 2023, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions, the Company decided to cease operations in its Redwood City, CA laboratory and office facility and consolidate operations to its Chicago facility and to consider strategic alternatives. In addition, on November 14, 2023, we announced that we have retained TD Cowen, an investment bank, to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing or other strategic transactions and a voluntary dissolution or liquidation of the Company. However, there is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. If we are unable to complete a strategic transaction within a reasonable timeframe or at all, then we may cease all operations and seek stockholder approval to voluntarily dissolve and liquidate the Company. We do not expect to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have concluded that disclosure is appropriate or legally required.

In connection with the evaluation of strategic alternatives and in order to extend our cash, we implemented a cost-savings plan that includes a reduction in force of approximately 90% of our positions, with the remaining employees focusing primarily on supporting the exploration and potential completion of strategic alternatives as well as preserving limited manufacturing capabilities to have the ability to support minimal research and development functions throughout this process.

Overview

Prior to the November 2023 announcement to consider strategic alternatives, Talis aimed to transform diagnostic testing by developing and commercializing innovative products that are designed to enable accurate, reliable, low cost and rapid molecular testing for infectious diseases and other conditions at the point of care. While timely diagnosis of infectious diseases is critically important to enable effective treatment, currently, testing is primarily performed in centralized laboratories, which requires samples to be shipped for processing, delaying the return of results by days. Point-of-care testing solves this problem by delivering the timely information necessary for clinical care. We were developing the Talis One system, a sample-to-answer, cloud-enabled molecular diagnostic system that could be deployed to a variety of testing settings in the United States and around the world to diagnose infectious disease in the moment of need, at the point of care. The Talis One system comprises a compact instrument, single use test cartridges and software, supporting a central cloud database, which work together. The system is designed to provide central laboratory levels of accuracy and be operated by an untrained user in less than 30 minutes.

Previous surveys of women’s and sexual health providers that we conducted confirmed continued and strong interest in adoption of point-of-care systems. We believe that the Talis One system was well positioned to meet this growing demand in both traditional and non-traditional care settings. Although there are several commercially available point-of-care systems, we believe that few, if any, sufficiently meet the needs of healthcare providers to drive broad adoption of, and transition to, point-of-care testing from central lab testing for a broad range of infectious diseases. We believe that the ideal point-of-care technology for diagnosing infectious diseases would not only be highly accurate and rapid, but would also be easy to use, low cost, cloud-compatible and enable multiplexing to detect multiple pathogens at the same time.

On July 19, 2023, we paused our COVID-19 clinical trials due to an increase in invalid rates and decided to terminate these clinical trials. We have also suspended all other planned clinical trials intended to support regulatory clearance and commercialization of our other tests.

We had been developing Talis One tests to address some of the most critical infectious diseases in women’s and sexual health with a targeted product menu and disciplined regulatory strategy to minimize risk and accelerate time to first commercial launch. However, on November 10, 2023, our Board of Directors decided to pursue strategic alternatives and cease continued development of our test menu, consisting of a respiratory panel for influenza A, influenza B and COVID-19; Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV); herpes simplex virus (HSV); and vaginal infections including bacterial vaginosis (Vaginal Infections Panel) and are focused primarily on pursuing strategic alternatives.

We invested in and increased the flexibility of our manufacturing capabilities to support the development and commercialization of the Talis One system. We automated cartridge manufacturing lines, currently located and operated by our contract manufacturing partners, to enable production advantages with quality, speed, and cost at full scale. We also established internal manufacturing lines to enable flexibility and stability in our ability to support our strategic efforts around research and development, clinical trials and commercialization. These internal lines allow us to (i) make process improvements and cost reductions in-house before transferring production back to our contract manufacturing partners, (ii) innovate more quickly to support internal test development and (iii) support cartridge inventory levels pre-commercialization. We intended to perform a cartridge stability study of cartridges from our internal manufacturing line to confirm the performance of our COVID-19 test on this manufacturing line. In order to drive further efficiency and cost reduction in the manufacturing process, we restructured our relationships with our contract manufacturing partners and streamlined our supply chain. Additionally, we have built several hundred instruments to date and invested in, and received, the raw materials to build thousands more to help ensure that we were positioned to support completion of any possible strategic transactions.

We outsourced a substantial portion of our manufacturing. Design work, prototyping and pilot manufacturing were performed in-house before outsourcing to third-party contract manufacturers. Our outsourced production strategy was intended to drive rapid scalability. Certain of our suppliers of components and materials were single source suppliers. During the twelve months ended December 31, 2023 we had one supplier that individually provided more than 10% of our materials and equipment purchases. To support a commercial launch, we have invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determined to not have an alternative future use have been expensed.

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

We have incurred recurring losses since our inception, including net losses of $62.0 million and $113.0 million for the twelve months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $540.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

•
consider strategic alternatives;
•
obtain, maintain, protect and enforce our intellectual property portfolio;
•
defend the stockholder litigation and any other litigation that may arise in the future; and
•
experience delays or encounter issues with any of the above.

As of December 31, 2023, we had unrestricted cash and cash equivalents of $76.7 million. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $76.7 million as of December 31, 2023 will be sufficient to fund our operations through at least the next 12 months from the date our financial statements are issued. We expect to finance our future operations with our existing cash and cash equivalents and through one or more possible strategic alternatives. However, there is no guarantee that any of these strategic opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

In March 2023, in order to support our long-term financial objectives, we terminated our former lease for laboratory and office space in Redwood City, CA and entered into a sublease for new laboratory and office space in Redwood City, CA. This move reduced our facilities footprint by two-thirds, and we expected approximately $9.0 million of cash savings on a discounted basis over the life of the lease. While the sublease is still in effect, in November 2023, we have decided to cease operations in our Redwood City laboratory and office facility and have consolidated all of our operations to our Chicago facility in 2024.

In November 2023, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions, we decided to cease operations in our Redwood City, CA laboratory and office facility and consolidate operations to our Chicago facility in 2024 and to consider strategic alternatives. In order to further reduce costs and extend our remaining cash, we announced a reduction in force of approximately 90% of our work force on November 14, 2023 ("November 2023 RIF"). As part of these actions, we provided notices to the impacted employees under the Worker Adjustment and Retraining Act ("WARN Act") for job eliminations to occur through March 2024.

During the twelve months ended December 31, 2023, we incurred $3.4 million of expenses related to the November 2023 RIF which included payroll costs for salaries, wages and benefits paid or to be paid to employees during the minimum WARN act retention period and other costs. Expenses related to the November 2023 RIF are included in Selling, general and administrative and Research and development expenses in the statement of operations and comprehensive loss.

Depending on the outcome of our plans to consider strategic alternatives, we expect to incur approximately $0.5 million of additional expenses related to the November 2023 RIF, substantially all of which will consist of charges related to the staff reduction.

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

Reverse Stock Split

On June 30, 2023, we filed a certificate of amendment to the our Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of the shares of the our common stock, par value $0.0001 per share, effective as of 5:00 p.m., Eastern

Time, on July 5, 2023 (the “Reverse Stock Split”). On this date, every 15 issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The number of outstanding shares of common stock was reduced from approximately 26.9 million shares to approximately 1.8 million shares.

The Reverse Stock Split did not change our authorized shares of common stock or Series 1 convertible preferred stock, which remained at 200,000,000 and 60,000,000 shares, respectively. The Reverse Stock Split did not change the par value of the common stock. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock units and the number of shares authorized and reserved for issuance pursuant to the our equity incentive plans. Additionally, the Reverse Stock Split had no impact on the number of shares of our Series 1 convertible preferred stock issued and outstanding. However, the conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-15 split ratio.

All share and per share amounts for common stock in this Annual Report on Form 10-K for the twelve months ended December 31, 2023 have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital.

Components of our results of operations

Revenue

To date, we have not generated any revenue from sales of our Talis One system. As a result of the announcement in November 2023 to consider strategic alternatives, we no longer plan to commercialize the Talis One system.

Product revenue, net

In January 2022, we began distributing third party antigen tests (the "Antigen Tests"). We currently derive all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications (ASC), Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of the test kits to the customer. This program concluded as of December 31, 2022, as the majority of sales of Antigen Tests occurred during 2022. However, during the twelve months ended December 31, 2023, we earned $0.4 million of revenue from the remaining sales of Antigen Tests from existing inventory.

Grant revenue

For the twelve months ended December 31, 2023 and 2022, our revenue from government grants includes a May 2018 grant from the NIH to support our advancement of a Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project (NIH grant), a July 2020 sub-award grant from the University of Massachusetts Medical School for Phase 1 of the NIH’s Rapid Acceleration of Diagnostics - Advanced Technology Platforms (RADx) initiative and a contract from the NIH directly for Phase 2 of the RADx initiative (NIH Contract).

Under the NIH grant, we recognized $1.7 million and $0.5 million during the twelve months ended December 31, 2023 and 2022. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. As of December 31, 2023 there is $0.4 million in additional funding available under the grant, which we do not expect to fully utilize.

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

Other income, net

Other income, net consists primarily of interest income on cash deposits held at financial institutions, gains and losses on holdings invested in money market funds, and unrealized and realized foreign exchange gains and losses.

Results of operations

Comparison for the twelve months ended December 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Twelve Months Ended December 31,
(in thousands)	2023	2022	Change
Revenue
Grant revenue	$1,722	$1,160	$562
Product revenue, net	412	3,652	(3,240)
Total revenue, net	$2,134	$4,812	$(2,678)
Operating expenses:
Cost of goods sold	41	8,391	(8,350)
Research and development	40,694	70,831	(30,137)
Selling, general and administrative	28,214	40,729	(12,515)
Total operating expenses	$68,949	$119,951	$(51,002)
Loss from operations	(66,815)	(115,139)	48,324
Other income, net	4,808	2,127	2,681
Net loss and comprehensive loss	$(62,007)	$(113,012)	$51,005

Grant revenue and product revenue, net

Grant revenue for the twelve months ended December 31, 2023, primarily relates to the NIH grant. During the twelve months ended December 31, 2023 and 2022, $1.7 million and $0.5 million of revenue was recognized related to NIH grant, respectively.

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

During the twelve months ended December 31, 2023 we earned $0.4 million of revenue from the remaining sales of Antigen Tests from existing inventory.

Cost of products sold

The decrease in cost of product sold during the twelve months ended December 31, 2023 is due to higher volume in units sold during the twelve months ended December 31, 2022 whereas we did not conduct significant product revenue generating activities during the same period in 2023.

During the twelve months ended December 31, 2022, the Company also established a reserve against $4.4 million of inventory in excess of forecasted demand recorded within cost of product sold.

Research and development expenses

Research and development expenses for the twelve months ended December 31, 2023 and 2022 were $40.7 million and $70.8 million, respectively, a decrease of $30.1 million. Substantially all of our research and development expenses incurred were related to the development of and manufacturing scale-up for the Talis One system including tests to detect COVID-19 as well as other respiratory, women's health and sexual health tests. The decline of $30.1 million was driven by a reduction of $13.0 million in pre-launch inventory costs, a decrease of $8.0 million in depreciation expense as certain manufacturing equipment was fully depreciated by December 31, 2022, and a decrease of $5.0 million related to lower manufacturing costs and the costs related to the automation of consumables manufacturing as we completed our scale-up investments in 2022. Payroll and related expenses decreased by $5.0 million during the twelve months ended December 31, 2023 as a result of our March 2022 and August 2022 reductions in force which was partially offset by expenses of $2.4 million incurred during the fourth quarter of fiscal year 2023 related to the November 2023 RIF. Partially offsetting these declines was $2.0 million of expense incurred in 2023 to purchase a license for patents, cartridge raw materials and components in connection with the termination of our supply agreement with a contract manufacturer.

Selling, general and administrative expenses

Selling, general and administrative expenses were $28.2 million for twelve months ended December 31, 2023, compared to $40.7 million for the twelve months ended December 31, 2022, a decrease of $12.5 million. The decline was primarily due to decreases in personnel-related expenses including salaries and benefits and stock-based compensation expenses as a result of our March 2022 and August 2022 reductions in force, which was partially offset by expenses of $1.0 million incurred during the fourth quarter of 2023 related to the November 2023 RIF. Lower insurance costs also contributed to the decrease in selling, general and administrative expenses for the twelve months ended December 31, 2023. Selling, general and administrative expenses also include an impairment expense related to our right-of-use assets of $2.8 million for the twelve months ended December 31, 2023 compared to $3.6 million for the twelve months ended December 31, 2022.

Liquidity and capital resources

Sources of liquidity

As of December 31, 2023, we had unrestricted cash and cash equivalents of $76.7 million. We have funded our operations primarily through public equity offerings, private placements of equity securities and through government grants. We believe our unrestricted cash and cash equivalents balance as of December 31, 2023 is sufficient to fund our operations for at least the next 12 months from the date our financial statements are issued. We expect to finance our future operations with our existing unrestricted cash and cash equivalents and through one or more possible strategic alternatives. However, there is no guarantee that any of these strategic opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

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

On November 14, 2023, in connection with our plans to consider strategic alternatives, reduce costs and preserve cash, we terminated approximately 90% of our work force. During the twelve months ended December 31, 2023, the Company incurred $3.4 million of expenses related to the November 2023 RIF which included payroll costs for salaries, wages and benefits paid or to be paid to employees during the minimum WARN act retention period and other costs. Expenses related to the November 2023 RIF are included in Selling, general and administrative and Research and development expenses in the statement of operations and comprehensive loss. Depending on the outcome of our plans to consider strategic alternatives, the Company expects to incur approximately $0.5 million of additional expenses related to the November 2023 RIF, substantially all of which will consist of charges related to the staff reduction.

Cash flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(53,240)	$(100,136)
Net cash used in investing activities	(486)	(1,615)
Net cash provided by financing activities	33	406
Net decrease in cash, cash equivalents and restricted cash	$(53,693)	$(101,345)

Operating activities

During the twelve months ended December 31, 2023, net cash used in operating activities was $53.2 million, resulting from our net loss of $62.0 million, a $2.4 million decrease in accounts payable and a decrease of $3.1 million in accrued expenses and other liabilities. These outflows were partially offset by a decrease of $1.9 million in prepaid expenses and other current assets, as well as non-cash items including $4.4 million of stock-based compensation, a $2.8 million impairment of long-lived assets and $4.3 million of non-cash lease expense. The reduction in net cash used in operating activities from 2022 to 2023 was driven by the completion of our manufacturing scale-up investments in 2022 and the impact of lower employee compensation costs from the 2022 RIFs.

During the twelve months ended December 31, 2022, net cash used in operating activities was $100.1 million, resulting from our net loss of $113.0 million and a $8.9 million decrease in accounts payable, accrued expenses and other liabilities driven by the completion of our manufacturing scale-up project. These outflows were offset by non-cash items of $20.6 million, including $8.8 million of depreciation expense primarily driven by the acceleration of the useful life of certain lab equipment as a result of manufacturing changes brought about by the decision to changes in business strategy, $5.4 million of stock based compensation expense, $3.6 million impairment of long-lived assets and $2.8 million of non-cash lease expense.

Investing activities

During the twelve months ended December 31, 2023 and 2022, we used $0.5 million and $1.6 million of cash for investing activities related to purchases of property and equipment.

Financing activities

During the twelve months ended December 31, 2023, net cash provided by financing activities related to proceeds from stock purchases pursuant to the Company's employee stock purchase plan.

During the twelve months ended December 31, 2022, net cash provided by financing activities was $0.4 million, consisting of $0.3 million in proceeds from common stock issued pursuant to the Company’s employee stock purchase plan and $0.1 million in proceeds from stock option exercises.

Contractual obligations

Leases

See Note 6. Commitments and contingencies, to our audited financial statements included in Item 8 of this Annual Report for a summary of our operating lease commitments as of December 31, 2023.

In March 2023, the Company entered into a lease termination agreement with the landlord of our former Redwood City, CA facility. The Company incurred immaterial customary termination and broker fees during the twelve months ended December 31, 2023. The lease of our former Redwood City, CA facility was terminated on May 12, 2023.

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

Recently issued accounting pronouncements

There are no accounting pronouncements pending at December 31, 2023 that we expect to have a material impact on our financial statements and disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the twelve months ended December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talis Biomedical Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Talis Biomedical Corporation (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 28, 2024

Talis Biomedical Corporation

Balance sheets

(in thousands, except for share and par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$76,732	$130,191
Accounts receivable, net	50	308
Prepaid expenses and other current assets	901	2,783
Total current assets	77,683	133,282
Property and equipment, net	3,030	3,312
Operating lease right-of-use-assets	12,419	30,920
Other long-term assets	1,542	1,776
Total assets	$94,674	$169,290
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,339	$3,768
Accrued compensation	3,836	4,212
Accrued liabilities	715	989
Operating lease liabilities, current portion	2,882	3,703
Total current liabilities	8,772	12,672
Operating lease liabilities, long-term portion	16,786	29,879
Total liabilities	25,558	42,551
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 29,863,674 shares issued and outstanding as of December 31, 2023 and December 31, 2022; aggregate liquidation preference of $3 as of December 31, 2023 and December 31, 2022	3	3
Common Stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 1,821,986 and 1,811,396 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	609,074	604,690
Accumulated deficit	(539,961)	(477,954)
Total stockholders’ equity	69,116	126,739
Total liabilities and stockholders’ equity	$94,674	$169,290

See accompanying notes to the financial statements

Talis Biomedical Corporation

Statements of operations and comprehensive loss

(in thousands, except for share and per share amounts)

	Year ended December 31,
	2023	2022
Revenue
Grant revenue	$1,722	$1,160
Product revenue, net	412	3,652
Total revenue, net	$2,134	$4,812
Operating expenses:
Cost of product sold	41	8,391
Research and development	40,694	70,831
Selling, general and administrative	28,214	40,729
Total operating expenses	68,949	119,951
Loss from operations	(66,815)	(115,139)
Other income	4,808	2,127
Net loss and comprehensive loss	$(62,007)	$(113,012)
Net loss per share, basic and diluted	$(34.12)	$(62.77)
Weighted average shares used in the calculation of net loss per share, basic and diluted:	1,817,506	1,800,447

See accompanying notes to the financial statements

Talis Biomedical Corporation

Statements of stockholders’ equity

(in thousands, except for share amounts)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2021	29,863,674	$3	1,785,476	—	$598,916	$(364,942)	$233,977
Issuance of common stock pursuant to equity incentive plan	—	—	8,199	—	98	—	98
Issuance of common stock pursuant to employee stock purchase plan	—	—	17,721	—	308	—	308
Stock-based compensation expense	—	—	—	—	5,368	—	5,368
Net loss	—	—	—	—	—	(113,012)	(113,012)
Balance at December 31, 2022	29,863,674	$3	1,811,396	$-	$604,690	$(477,954)	$126,739
Issuance of Common Stock pursuant to equity incentive plan	—	—	6,030	—	—	—	—
Issuance of Common Stock pursuant to employee stock purchase plan	—	—	4,560	—	33	—	33
Stock-based compensation expense	—	—	—	—	4,351	—	4,351
Net loss	—	—	—	—	—	(62,007)	(62,007)
Balance at December 31, 2023	29,863,674	$3	1,821,986	$-	$609,074	$(539,961)	$69,116

See accompanying notes to the financial statements

Talis Biomedical Corporation

Statements of cash flows

(in thousands)

	Year ended December 31,
	2023	2022
Operating activities
Net loss	$(62,007)	$(113,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,351	5,368
Depreciation and amortization	770	8,830
Non-cash lease expense	4,304	2,771
Impairment of long-lived assets	2,766	3,593
Changes in operating assets and liabilities:
Accounts receivable	259	(125)
Prepaid expenses and other current assets	1,879	604
Other long-term assets	—	741
Accounts payable	(2,429)	(1,194)
Accrued expenses and other liabilities	(3,133)	(7,712)
Net cash used in operating activities	$(53,240)	$(100,136)
Investing activities
Purchase of property and equipment, net	(486)	(1,615)
Net cash used in investing activities	$(486)	$(1,615)
Financing activities
Proceeds from stock option exercises	—	98
Proceeds from stock issuances pursuant to employee stock purchase plan	33	308
Net cash provided by financing activities	$33	$406
Net decrease in cash, cash equivalents and restricted cash	(53,693)	(101,345)
Cash, cash equivalents and restricted cash at beginning of year	131,967	233,312
Cash, cash equivalents and restricted cash at end of year	$78,274	$131,967

Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease liabilities	$7,265	$19,245
Remeasurement of operating lease right-of-use asset for lease modification	$(18,696)	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	December 31,
	2023	2022
Cash and cash equivalents	$76,732	$130,191
Restricted cash - other long-term assets	1,542	1,776
Total cash, cash equivalents and restricted cash	$78,274	$131,967

See accompanying notes to the financial statements

Talis Biomedical Corporation

Notes to the financial statements

1. Organization and nature of business

Talis Biomedical Corporation (the Company) is a molecular diagnostic company focused on advancing health equity and outcomes through the delivery of accurate infectious disease testing in the moment of need, at the point of care. Prior to the announcement to consider strategic alternatives in November 2023, the Company planned to develop and commercialize innovative products on its sample-to-answer Talis One system to enable accurate, low cost, and rapid molecular testing. The Company was incorporated in 2013 under the general laws of the State of Delaware and is based in Chicago, Illinois (IL).

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including a net loss of $62.0 million for the twelve months ended December 31, 2023.

Management expects to continue to incur additional losses in the foreseeable future while the Board of Directors considers strategic alternatives for the Company, including without limitation, equity or debt financing alternatives, an acquisition, merger, reverse merger, divestiture of assets, licensing or other strategic transactions and a voluntary dissolution or liquidation of the Company. The Company’s activities are subject to significant risks and uncertainties, including failing to secure a strategic alternative or additional funding to continue to develop the Company’s current technology and to achieve clinical approval of its products.

As of December 31, 2023, the Company had unrestricted cash and cash equivalents of $76.7 million and $1.5 million of restricted cash. The Company expects its existing unrestricted cash and cash equivalents will be sufficient to fund its operations through at least one year from the date these financial statements are issued. The Company expects to finance its future operations with its existing unrestricted cash and cash equivalents and through one or more possible strategic alternatives. However, there is no guarantee that any of these strategic opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

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

The Reverse Stock Split did not change the Company's authorized shares of common stock and Series 1 convertible preferred stock, which remained at 200,000,000 and 60,000,000 shares, respectively. The Reverse Stock Split did not change the par value of the common stock and, therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock units and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans, see Note 8. Additionally, the Reverse Stock Split had no impact on the number of shares of the Company's Series 1 convertible preferred stock issued and outstanding. However, the conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-15 split ratio, see Note 7.

All share and per share amounts for common stock in these financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

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

Fair value measurements

The Company's financial assets carried at fair value consist of cash equivalents held in money market accounts that are valued using quoted prices in active markets for identical instruments. Due to their short-term nature, the carrying values for cash, restricted cash, accounts receivable and accounts payable approximate fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivables. The Company’s cash and restricted cash are deposited in accounts at large financial institutions and its cash equivalents are primarily held in prime and U.S.

government money market funds. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, restricted cash and cash equivalents are held.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recorded using the straight-line method based on the estimated useful lives of the depreciable property or, for leasehold improvements, the remaining term of the lease, whichever is shorter. The useful lives of the assets are as follows:

Estimated Useful Life (in years)
Lab equipment	5 years
Furniture and fixtures	5 years
Office and computer equipment	3 years
Leasehold improvements	Shorter of life of the asset or remaining lease term

Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recognized in the statement of operations and comprehensive loss. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of long-lived assets

A long-lived asset may be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset or asset group's carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset to its fair value and a charge to operating expense. The Company reviews the carrying amount of its long-lived assets, including property and equipment, for impairment whenever events indicate that the carrying amount of the assets may not be fully recoverable.

As the Company’s market capitalization is below the carrying value of equity, the Company regularly assesses if its long-lived assets are impaired by comparing the estimated fair value of the long-lived assets to their respective carrying amounts. The impairment of long-lived asset charge relates solely to the operating lease right-of-use assets and reduces the carrying value of the associated right-of-use assets to the estimated fair values. The fair values are estimated using a discounted cash flows approach on forecasted future cash flows derived from current market data including discount rate, rent and rent escalation rates, downtime and abatement assumptions. The fair value of our right-of-use assets may change as a result of a change in any of these inputs. During the twelve months ended December 31, 2023 and 2022, the Company recorded long-lived asset impairment charges related to right-of-use assets within selling, general and administrative expenses on the statement of operations and comprehensive loss of $2.8 million and $3.6 million, respectively.

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

The Company makes estimates of its accrued research and development expenses as of each balance sheet date in its financial statements based on facts and circumstances at that time through discussions internally and with service providers to confirm the accuracy of progress and stage of completion. The Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed requires judgment and actual results may vary.

Preferred stock

The Company has classified its Series 1 convertible preferred stock as permanent equity within the accompanying balance sheet at December 31, 2023 and December 31, 2022 due to the immaterial liquidation value of the shares.

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

For the years ended December 31, 2023 and 2022, the Company reported a net loss. The potentially dilutive common stock would have been anti-dilutive and therefore basic and diluted loss per share attributable to common stockholders were the same.

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

New Accounting Pronouncements

Recently issued accounting pronouncements

There are no accounting pronouncements pending at December 31, 2023 that we expect to have a material impact on our financial statements and disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the twelve months ended December 31, 2023

3. Fair value measurements

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$72,143	$—	$—	$72,143
Total assets measured at fair value	$72,143	$—	$—	$72,143

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$127,404	$—	$—	$127,404
Total assets measured at fair value	$127,404	$—	$—	$127,404

4. Balance sheet components

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Lab equipment	$13,289	$12,521
Office and computer equipment	562	548
Furniture and fixtures	870	828
Leasehold improvements	1,253	1,253
Total	15,974	15,150
Less accumulated depreciation	(12,944)	(12,822)
Total	3,030	2,328
Construction in progress	—	984
Property and equipment, net	$3,030	$3,312

November 2023 RIF liability

In November 2023, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions, the Company decided to cease operations in its Redwood City, CA laboratory and office facility and consolidate operations to its Chicago facility and to consider strategic alternatives. In order to further reduce costs and extend its remaining cash, the Company announced a reduction in force of approximately 90% of its work force on November 14, 2023 ("November 2023 RIF"). As part of these actions, the Company provided notices to the impacted employees under the Worker Adjustment and Retraining Act ("WARN Act") for job eliminations to occur through March 2024.

During the twelve months ended December 31, 2023, the Company incurred $3.4 million of expenses related to the November 2023 RIF which included payroll costs for salaries, wages and benefits paid or to be paid to employees during the minimum WARN act retention period and other costs. Expenses related to the November 2023 RIF are included in Selling, general and administrative and Research and development expenses in the statement of operations and comprehensive loss.

Depending on the outcome of our plans to consider strategic alternatives, the Company expects to incur approximately $0.5 million of additional expenses related to the November 2023 RIF, substantially all of which will consist of charges related to the staff reduction.

The following table summarizes the activity for the November 2023 RIF accrued liability (in thousands):

Twelve Months ended December 31, 2023
Balance at December 31, 2022	$—
Charges	3,387
Cash Payments	(1,057)
Balance at December 31, 2023	$2,330

The November 2023 RIF accrued liability is included in Accrued Compensation on the balance sheet.

In March 2022 and August 2022, the Company implemented two separate reductions in force (RIF) designed to reduce its operating expenses, preserve cash and align its remaining resources to focus on, among other things, developing women's health and sexual transmitted infection (STI) tests on the Talis One system and internal manufacturing expertise to support our strategic plans. During the twelve months ended December 31, 2022, the Company incurred $1.0 million of expenses related to the March 2022 RIF and $1.5 million of expenses related to the August 2022 RIF.

5. Revenue

Product revenue, net

The Company currently operates in one reportable segment. There were no sales to customers outside of the United States during the twelve months ended December 31, 2023.

Grant Revenue

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. There is $0.4 million in additional funding available under the grant as of December 31, 2023, which the Company does not expect to fully utilize.

During each of the twelve months ended December 31, 2023 and 2022, the Company recognized $1.7 million and $0.5 million of revenue related to this grant, respectively.

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

During the twelve months ended December 31, 2022, the Company recognized revenue of $0.7 million related to the RADx initiative.

6. Commitments and contingencies

Operating leases

In March 2023, the Company entered into a lease termination agreement with the landlord of its former Redwood City, CA facility. The original term of the lease commenced in June 2022 and was for an initial term of 10.5 years. As a result of this modification, the Company remeasured the lease liability and the corresponding right-of-use asset resulting in a reduction of each by $18.7 million. The Company incurred immaterial customary termination and broker fees during the twelve months ended December 31, 2023. The lease of our former Redwood City, CA facility was terminated on May 12, 2023.

In March 2023, the Company entered into a sublease for laboratory and office space in its current Redwood City, CA facility. The sublease will continue for a term of 7 years, with no option to extend. The minimum annual commitment under the new sublease is approximately $1.0 million with fixed escalations of 3.5% per annum. The sublease commenced for accounting purposes on May 1, 2023 and the Company recorded a lease liability and corresponding right-of-use asset and liability of $7.3 million. While the sublease is still in effect, in November 2023, the Company decided to cease operations in its Redwood City laboratory and office facility and have consolidated all of its operations to its Chicago office during 2024.

The Company recorded long-lived asset impairment charges related to right-of-use assets of $2.8 million and $3.6 million during the twelve months ended December 31, 2023 and 2022, respectively. Refer to Note 2, "Long-lived asset impairment" for more information.

The components of the lease costs and supplemental cash flow information relating to the Company's leases were as follows (in thousands):

	December 31,
Lease Costs	2023	2022
Operating lease costs	$6,635	$4,100
Variable lease costs	787	834
Total operating lease costs	$7,422	$4,934
Cash flows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$3,965	$1,360

	December 31,
	2023	2022
Weighted-average remaining lease term	7.8 years	9.8 years
Weighted-average discount rate	6.4%	7.0%

The undiscounted future lease payments for our Redwood City, CA and Chicago, IL operating leases as of December 31, 2023 were as follows (in thousands):

Year ending December 31,	Operating Leases
2024	$2,970
2025	3,055
2026	3,144
2027	3,235
2028	3,329
2029 and thereafter	9,177
Total future minimum lease payments	$24,910
Less: imputed interest	(5,243)
Present value of operating lease liabilities	19,667
Less: current portion of lease liabilities	(2,882)
Noncurrent portion of lease liabilities	$16,786

Standby letters of credit

In January 2022, in conjunction with the Company’s former Redwood City, CA operating lease, the Company entered into a standby letter of credit (LOC) in the amount of $1.0 million to secure the lease through its expiration. In March 2023, the Company entered into a lease termination agreement with the landlord of its former Redwood City, CA facility, which accelerated the lease termination date to May 12, 2023. During the twelve months ended December 31, 2023 all the criteria in the termination agreement were met and the landlord released the LOC of $1.0 million, which is now classified within cash and cash equivalents on the balance sheet as of December 31, 2023.

In March 2023, the Company entered into a sublease for laboratory and office space in its current Redwood City, CA facility. The Company is required to hold a LOC in the amount of $0.7 million to secure this lease through expiration. The Company is required to maintain a cash balance of $0.7 million as collateral for the LOC, which has been classified in other long-term assets on the balance sheet as of December 31, 2023, because it is unavailable for a period longer than one year from the balance sheet date.

In conjunction with the Chicago, IL laboratory and office space lease, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the balance sheet as of December 31, 2023, because it is unavailable for a period longer than one year from the balance sheet date.

The Company has not drawn upon any LOC through December 31, 2023.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also provides indemnification to directors and officers of the Company to the maximum extent permitted under applicable Delaware law. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As December 31, 2023, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

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

On or about January 7, 2022, John Modrak filed a class action in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and J.P. Morgan Securities LLC, BofA Securities, Inc., Piper Sandler & Co., and BTIG, LLC, underwriters of the Company’s February 2021 initial public offering (“IPO”), captioned as Modrak v. Talis Biomedical Corp., et al., No. 3:22-cv-00105, purportedly on behalf of shareholders who purchased shares of the Company’s stock that were registered in the Company’s IPO. On February 18, 2022, Karen Mitcham filed a substantively identical lawsuit in the same court captioned as Mitcham v. Talis Biomedical Corp., et al., No. 3:22-cv-01039-JD, against the Company, and the same officers and directors as the Modrak lawsuit. These two cases were consolidated and co-lead plaintiffs were appointed as mandated by the applicable federal securities laws. On December 9, 2022, the Court granted the Company’s motion to dismiss and gave plaintiffs leave to amend their consolidated complaint. On January 13, 2023, the plaintiffs filed an amended complaint, asserting claims for violation of Section 11 of the Securities Act of 1933 (“Securities Act”) against all defendants and Section 15 of the Securities Act against the individual defendants. The amended complaint alleges that the Company’s registration statement and prospectus issued in connection with the Company’s IPO was false and misleading, and omitted to state material adverse facts, related to (1) instrument manufacturing, (2) the reliability and accuracy of the Company’s Talis One COVID-19 test, and (3) the comparator test used in the Company’s primary study in support of its EUA application for the Talis One COVID-19 Test System. The amended complaint seeks unspecified damages under Sections 11 and 15 of the Securities Act, reasonable attorneys’ fees, and other costs. The amended complaint does not assert claims against the above referenced underwriters. On April 28, 2023, the Court denied our motion to dismiss. On February 9, 2024, the Court certified the class and appointed plaintiff Martin Dugan as class representative. Discovery is ongoing. Trial is currently set for February 24, 2025.

The Company has not recorded an accrual related to this matter as of December 31, 2023 as it determined that any such loss contingency was not probable or reasonably estimable.

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

7. Stockholders’ equity

Common Stock

The Company’s February 2021 amended and restated certificate of incorporation authorized the issuance of up to 200,000,000 shares of common stock, each having a par value of $0.0001 and entitled to one vote per share. No dividends have been declared or paid during the years ended December 31, 2023 and 2022.

On July 27, 2022, the Company received a notice (Notice) from the Nasdaq Stock Market (Nasdaq) that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5450(a)(1) (Minimum Bid Price Requirement), as the minimum bid price of the Company’s common stock had been below $1.00 per share for thirty-one (31) consecutive business days as of the date of the Notice.

On January 24, 2023, the Company transferred the listing of its securities to the Nasdaq Capital Market (Capital Market) and received notice from Nasdaq indicating that, while the Company had not regained compliance with the Minimum Bid Price Requirement, Nasdaq determined that the Company was eligible for an additional 180-day period, or until July 24, 2023, to regain compliance. We committed to effectuating a reverse stock split by the end of the second compliance period, if necessary, to regain compliance with the Minimum Bid Price Requirement. The Notice had no other immediate effect on the listing of the Company’s common stock, which trades on the Capital Market under the symbol “TLIS.”

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

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All share and per share amounts for common stock in these financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital.

Convertible preferred stock

Upon the closing of the IPO, 42,705,056 affiliated convertible preferred stock with a carrying value of $225.4 million were converted into 29,863,674 Series 1 convertible preferred stock. The remaining 10,804,295 outstanding historical convertible preferred stock were converted into 7,555,432 shares of common stock. As of December 31, 2023 and 2022, there were no shares of Series 2 non-voting convertible preferred stock outstanding. The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock authorized and outstanding have various rights, privileges and features. The Company determined that none of the features required bifurcation from the underlying shares, either because they are clearly and closely related to the underlying shares or because they do not meet the definition of a derivative.

As of December 31, 2023 and December 31, 2022, there were 29,863,674 shares of Series 1 convertible preferred stock issued and outstanding. There were 60,000,000 shares of Series 1 convertible preferred stock with a par value of $0.0001 per share authorized as of December 31, 2023 and December 31, 2022.

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

Dividends

The Series 1 convertible preferred stock and Series 2 non-voting convertible preferred stock have the right to receive dividends first or simultaneously with payment of dividends on common stock. As of December 31, 2023, no such dividends had been declared or accrued.

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

Registration rights

In March 2021, the Company entered into a registration rights agreement (the Registration Rights Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (the Baker Funds), holders of the Company’s Series 1 convertible preferred stock and related parties. The obligations of the Company regarding such registration rights include, but are not limited to, file a registration statement with the SEC for the registration of registrable securities, reasonable efforts to cause such registration statement to become effective, keep such registration statement effective for up to 30 days, prepare and file amendments and supplements to such registration statement and the prospectus used in connection with such registration statement, and notify each selling holder, promptly after the Company receives notice thereof, of the time when such registration statement has been declared effective or a supplement to any prospectus forming a part of such registration statement has been filed. The terms of the Registration Rights Agreement provide for the payment of certain expenses related to the registration of the shares, including a capped reimbursement of legal fees of a single special counsel for the holders of the shares, but do not impose any obligations for the Company to pay additional consideration to the holders in case a registration statement is not declared effective. On May 10, 2022, the Company filed a registration statement on Form S-3 with the SEC to register the registrable securities pursuant to the Registration Rights Agreement, which registration statement was declared effective on May 24, 2022 (the “Resale Shelf Registration Statement”). Under the Registration Rights Agreement, the Baker Funds also have the right to one underwritten offering per calendar year, but no more than two underwritten offerings or block trades in any twelve-month period, to effect the sale or distribution of their registrable securities, subject to specified exceptions, conditions and limitations. The Registration Rights Agreement also includes customary indemnification obligations in connection with registrations conducted pursuant to the Registration Rights Agreement. In March 2024, the Resale Shelf Registration Statement was terminated because the Company was no longer eligible to register securities on Form S-3 and the Baker Funds waived their rights under the Registration Rights Agreement. This waiver of registration rights is effective for a period of thirty (30) days from the filing of this Form 10-K.

8. Stock-based compensation

Effective July 5, 2023, the Company completed a 1-for-15 Reverse Stock Split of its issued and outstanding shares of common stock, as further described in Note 1 and Note 7. All stock options and restricted stock units outstanding immediately prior to the Reverse Stock Split, as well as strike price and fair value amounts, were adjusted pursuant to the terms of the Company's equity incentive plans to give effect to the Reverse Stock Split. The number of shares of common stock issuable upon the exercise of each stock option and the settlement of each restricted stock unit decreased in proportion to the 1-for-15 ratio and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans was proportionately adjusted to give effect to the Reverse Stock Split.

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

The ESPP was terminated during the twelve months ended December 31, 2023.

The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation; therefore, stock-based compensation expense of $0.01 million and $0.3 million related to the ESPP has been recorded for the twelve months ended December 31, 2023 and 2022, respectively.

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

Stock option activity

A summary of option activity during the twelve months ended December 31, 2023 is as follows:

	Number of Units Outstanding	Weighted Average Exercise Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	559,542	$52.87	8.6	$—
Granted	318,122	$7.44
Exercised	—	$—
Forfeited	(127,117)	$21.83
Expired	(32,317)	$52.10
Outstanding at December 31, 2023	718,230	$38.28	8.3	$—
Options vested and expected to vest at December 31, 2023	718,230	$38.28	8.3	$—
Options vested and exercisable at December 31, 2023	281,946	$65.08	7.4	$—

As of December 31, 2023, the total unrecognized stock-based compensation related to stock options was $5.5 million, which is expected be recognized over a weighted-average period of approximately 2 years. During January 2024, $1.2 million of unrecognized stock-based compensation expense was cancelled as a result of stock option forfeitures related to the November 2023 RIF. See Note 4 for more information. Total options vested during the year were 126,596 with a total fair value of $4.0 million.

As of December 31, 2023, the Company has granted service-based stock option awards which may accelerate vesting upon performance-based or market-based conditions.

The weighted-average assumptions that the Company used in Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employee directors were as follows:

	Twelve months ended December 31,
	2023	2022
Expected term (in years)	6.3	8.3
Expected Volatility	73.1%	71.3%
Risk-free interest rate	3.6%	2.9%
Expected Dividend yield	—%	—%

The weighted-average grant date fair value per share was $5.05 and $11.78 for stock options granted during the twelve months ended December 31, 2023 and 2022, respectively.

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

Restricted stock units

A summary of RSU activity during the twelve months ended December 31, 2023 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	21,764	$41.18
Granted	2,598	$7.79
Vested	(5,719)	$46.43
Forfeited	(4,159)	$26.16
Outstanding at December 31, 2023	14,484	$37.43

As of December 31, 2023, the total unrecognized stock-based compensation related to RSUs was $0.5 million, which is expected to be recognized over a weighted average period of approximately 2 years. During January 2024, $0.4 million of unrecognized stock-based compensation expense was cancelled as a result of RSU forfeitures related to the November 2023 RIF. See Note 4 for more information. Outstanding RSUs as of December 31, 2023 includes 10 RSUs that were vested, but not yet delivered.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Twelve months ended December 31,
	2023	2022
Research and development	$967	$1,313
Selling, general and administrative	3,384	4,055
Total stock-based compensation	$4,351	$5,368

9. Related-party transactions

In March 2021, the Company entered into the Registration Rights Agreement with the Baker Funds, holders of Series 1 convertible preferred stock and related parties (see Note 7, Stockholders Equity - Registration Rights).

10. Income taxes

The Company had no income tax expense for the twelve months ended December 31, 2023 and 2022, due to its history of operating losses. During the twelve months ended December 31, 2023 and 2022, the Company recorded a net loss of $62.0 million and $113.0 million, respectively.

The effective tax rate for the twelve months ended December 31, 2023 and 2022 is different from the federal statutory rate primarily due to the tax benefit of the Company’s net loss and comprehensive loss not being more likely than not to be realized. The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	December 31,
Effective income tax rate:	2023	2022
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	7.0	6.0
Research and development tax credits	2.3	0.9
Permanent differences	(2.3)	(0.5)
Change in valuation allowance	(28.0)	(27.4)
Total provision for income taxes	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Federal and state operating loss carryforwards	$81,749	$66,709
Research and development tax credits	9,749	8,384
Lease liabilities	5,806	9,420
Manufacturing line and production equipment	29,413	27,875
Inventory related costs	12,624	12,669
Compensation related items	3,118	2,838
Capitalized research and development costs	20,706	17,880
Property and equipment	702	1,200
Other	583	905
Total gross deferred tax asset	164,450	147,880
Valuation allowance	(160,784)	(140,411)
Net deferred tax asset	3,666	7,469
Deferred tax liabilities:
Operating lease right-of-use asset	(3,666)	(7,469)
Total deferred tax liabilities	(3,666)	(7,469)
Net deferred tax asset	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income. Because of the Company's history of operating losses, the Company believes that the realization of its deferred tax assets is not more likely than not to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $20.4 million and $29.4 million for the twelve months ended December 31, 2023 and 2022, respectively, primarily due to the increase in the Company's net loss and comprehensive loss.

NOLs and tax credit carryforwards as of December 31, 2023 are as follows (in thousands):

	Amount	Expiration Years
NOLs, federal (post December 31, 2017)	$258,223	Do not expire
NOLs, federal (pre January 1, 2018)	30,901	2033 - 2037
NOLs, state	242,793	2033 to 2041
Research and development tax credits, federal	11,356	2035 to 2041
Research and development tax credits, state	8,731	Do not expire

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

Uncertain tax positions

A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022
Unrecognized tax benefits at the beginning of the period	$8,973	$7,244
Additions for current tax positions	1,365	1,729
Changes for previous tax positions	—	—
Unrecognized tax benefits at the end of the period	$10,338	$8,973

During the twelve months ended December 31, 2023 and 2022, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company files income tax returns in the U.S. federal and various tax jurisdictions. The federal and state income tax returns from inception through December 31, 2023 remain subject to examination by federal and state authorities, where applicable. There are currently no pending income tax examinations.

11. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	December 31,
	2023	2022
Numerator:
Net loss - basic and diluted	$(62,007)	$(113,012)
Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	1,817,506	1,800,447
Net loss per share - basic and diluted	$(34.12)	$(62.77)

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

	As of December 31,
	2023	2022
Series 1 convertible preferred stock (1)	29,863,674	29,863,674
Options to purchase common stock (2)	718,230	559,542
Shares estimated to be purchased under 2021 ESPP	—	13,104
Unvested RSUs (3)	14,484	21,764
Total	30,596,388	30,458,084

(1) The conversion ratio of the Company's Series 1 convertible preferred stock has been adjusted to proportionally reflect the 1-for-15 Reverse Stock Split upon conversion. See Note 1.

(2) During January 2024, 149,026 unvested stock options were forfeited due to the November 2023 RIF. See Note 4 for more information.

(3) During January 2024, 10,183 unvested RSUs were forfeited due to the November 2023 RIF. See Note 4 for more information.

12. Employee benefit plans

The Company has a qualified deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (401(k) Plan). Under the 401(k) Plan, employees may elect to defer a percentage of their salary, subject to Internal Revenue Service limits. The 401(k) Plan follows the Safe Harbor Deferral provisions, met with a Company Basic Matching Provision in which we provide an automatic matching contribution as follows: one-for-one with respect to the first 3% of an employee’s contributions, and 50 cents on the dollar for the next 2% of the employee’s contributions, up to a maximum company match of 4%. The matching contribution under this provision totaled $0.6 million and $0.9 million for the twelve months ended December 31, 2023 and 2022.

The Company, at its sole discretion, may make discretionary profit-sharing contributions to the accounts of qualifying participants. There were no discretionary contributions to the 401(k) Plan for the twelve months ended December 31, 2023 and 2022.

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

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and Interim CFO concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Management's report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and Interim CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the twelve months ended December 31, 2023.

Item 9B. Other Information.

a)
In March 2024, the Company terminated a previously filed registration statement on Form S-3 (the “Demand Registration Statement”) as the Company was no longer eligible to register securities on Form S-3. On March 25, 2024, the Company entered into a Waiver of Registration Rights (the “Waiver Agreement”) with Baker Brothers Life Sciences L.P. and 667, L.P. to obtain a waiver of the registration rights relating to all of these securities previously registered for resale by the Demand Registration

Statement. This waiver of the registration rights is effective for a period of thirty (30) days from the filing of this Form 10-K. The foregoing summary of the Waiver Agreement does not purport to be complete and is qualified in its entirety by the Waiver Agreement filed as Exhibit 10.24 to this Form 10-K and incorporated herein by reference. The foregoing disclosure of this Waiver Agreement is being made in this paragraph (a) of Part II. Item 9B. of Form 10-K in lieu of a separate disclosure under Items 1.01 and 9.01 of Form 8-K.
b)
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The names, ages, and positions of all executive officers and directors as of March 19, 2024 are listed below.

Name	Age	Position(s)
Executive Officers
Robert Kelley	52	Chief Executive Officer and Director
Rebecca Markovich (1)	51	Interim Chief Financial Officer

Non-Employee Directors
Raymond Cheong, M.D., Ph.D.	42	Director
Rustem F. Ismagilov, Ph.D.	50	Director
Kimberly J. Popovits	65	Director
Matthew L. Posard	56	Director
Randal Scott, Ph.D.	66	Director
Heinrich Dreismann, Ph.D.	70	Director

(1) Ms. Markovich was appointed Interim Chief Financial Officer effective upon the close of business on April 21, 2023.

Robert Kelley has served as our Chief Executive Officer and a member of our Board of Directors since December 2021. Mr. Kelley previously served as our Chief Commercial Officer from September 2020 to December 2021. From October 2017 to August 2020, Mr. Kelley was Vice President, Sales and Commercial Development of Genalyte, Inc., a healthcare analytics and point-of-care diagnostics company. Prior to Genalyte, Inc., Mr. Kelley was Vice President, Marketing of Cardiff Oncology, Inc. (formerly Trovagene, Inc.), a publicly held liquid biopsy company, from March 2015 to May 2017. From December 2008 to March 2015, Mr. Kelley held various positions of increasing responsibility with Illumina Inc., a publicly held biotechnology company, including Global Sales Manager for clinical applications of NGS and Director, Market Development, New and Emerging Opportunities. Mr. Kelley received a B.S. in Biology from Duke University and an M.B.A. from the UCLA Anderson School of Management. Our Board of Directors believes Mr. Kelley’s experience as the Company’s Chief Executive Officer and his extensive commercial leadership experience in the biotechnology and diagnostics industry qualify him to serve on our Board of Directors.

Rebecca Markovich has served as the interim Chief Financial Officer since April 2023. Prior to her appointment, Ms. Markovich served as the Company’s Vice President, Controller from May 2022 to April 2023 and as the Company’s Vice President, Accounting from January 2022 to May 2022. Prior to joining the Company, Ms. Markovich was the Chief Financial Officer, Vice President and Corporate Controller of ApiJect, a medical device company from 2021 to January 2022. From 2019 to 2021, Ms. Markovich was the Vice President, Global Controller at Vyaire, a global respiratory company. Prior to Vyaire, Ms. Markovich was the Vice President, Chief Accounting Officer and Controller for Cars.com, a digital marketplace for car shoppers and sellers. Ms. Markovich is a graduate of Indiana University where she obtained a B.S. degree in Accounting from the Kelley School of Business. She is also an Illinois Certified Public Accountant.

Non-Employee Directors

Raymond Cheong, M.D., Ph.D. has served on our Board of Directors since June 2020. Dr. Cheong is a Managing Director at Baker Bros. Advisors, LP. Prior to joining Baker Brothers, Dr. Cheong completed an M.D. and a Ph.D. in Biomedical Engineering from Johns Hopkins University, where he was awarded the Michael A. Shanoff Award for best thesis research within the School of Medicine. Prior to Hopkins, he earned a B.S. in Chemical Engineering from the University of Maryland, College Park. Dr. Cheong serves on the Board of Directors of Istari Oncology, Inc., Madrigal Pharmaceuticals, Inc. and vTv Therapeutics Inc. Our Board of Directors believes Dr. Cheong’s scientific and medical background and experience in the biotechnology industry qualify him to serve on our Board of Directors.

Rustem F. Ismagilov, Ph.D. is one of our co-founders and has served on our Board of Directors since June 2013. Dr. Ismagilov is a Professor of Chemistry and Chemical Engineering and the Director of the Jacobs Institute for Molecular Engineering for Medicine at the California Institute of Technology, where he has been employed since July 2011. From July 2001 to June 2011, Dr. Ismagilov held various positions of increasing responsibility at the University of Chicago, including as a Professor in the Department of Chemistry. Dr Ismagilov received a B.S. from the Russian Academy of Sciences and a Ph.D. from the University of Wisconsin, Madison. Our Board of Directors believes Dr. Ismagilov’s experience as one of our co-founders, as well has his deep scientific expertise, qualify him to serve on our Board of Directors.

Kimberly J. Popovits has served on our Board of Directors since March 2020, and previously served as our Interim Chief Executive Officer from August 2021 to December 2021. Ms. Popovits served as President and Chief Executive Officer of Genomic Health, Inc., a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests, from January 2009, and as Chair of the Board of Directors from March 2012, until its acquisition by Exact Sciences Corporation in November 2019. Prior to joining Genomic Health, Inc. in 2002, Ms. Popovits held several senior management roles at Genentech, Inc., a biotechnology company. Ms. Popovits served on the Board of Directors of MyoKardia, Inc., a public, clinical-stage biopharmaceutical company, from March 2017 until its acquisition in November 2020. Ms. Popovits has also served on the Board of Directors of 10x Genomics, Inc., a public biotechnology company, since March 2020 and currently serves on its compensation committee, and Kiniksa Pharmaceuticals, Ltd., a public biopharmaceutical company, since February 2018 and currently serves on its compensation committee. Ms. Popovits received a B.A. in Business from Michigan State University. Our Board of Directors believes Ms. Popovits’ significant leadership, operations and commercial experience qualify her to serve on our Board of Directors.

Matthew L. Posard has served on our Board of Directors since March 2016. Mr. Posard is a Founding Principal at Explore-DNA, Inc., a life sciences and diagnostics consulting firm, a position he has held since March 2016. Mr. Posard served as President and Chief Commercial Officer of GenePeeks, Inc., a genetic research company, from February 2017 to April 2018, and as Executive Vice President and Chief Commercial Officer of Cardiff Oncology, Inc. (formerly Trovagene, Inc.), a publicly held liquid biopsy company, from March 2015 to May 2016. Mr. Posard also held various executive roles at Illumina Inc., a publicly held biotechnology company, from February 2006 to February 2015, including most recently as Senior Vice President, General Manager of New and Emerging Markets. Mr. Posard has served on the Board of Directors of Halozyme Therapeutics, Inc., a public biotechnology company that develops novel oncology therapies, since March 2013 and currently serves as the Chair of its nominating and corporate governance committee, DermTech, Inc., a public genomics company in dermatology, since July 2016 and currently serves on its nominating and corporate governance committee, and Nautilus Biotechnology, Inc., a public development stage life sciences company, since January 2019 and currently serves on its audit committee and as Chair of its compensation committee. Mr. Posard has also served as the Executive Chair of Stemson Therapeutics, LLC, a pre-clinical stage cell therapy company, since March 2019. Mr. Posard received a B.A. in Management Science from the University of California, San Diego. Our Board of Directors believes Mr. Posard’s extensive experience as an executive and director of multiple biotechnology companies qualify him to serve on our Board of Directors.

Randal Scott, Ph.D. has served on our Board of Directors since February 2016. Dr. Scott is presently the CEO of Genomic Life, Inc., a private health technology company. Previously, Dr. Scott was a co-founder of Invitae Corporation, a publicly held genetic information company, where he served as Chair of the Board of Directors and Chief Executive Officer from August 2012 to January 2017 and Executive Chair from January 2017 to August 2019. Dr. Scott was re-appointed Chair of the Board of Directors in 2022. Prior to Invitae Corporation, Dr. Scott co-founded Genomic Health, Inc., a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests, where he served as Chair of the Board of Directors and Chief Executive Officer from August 2000 to 2009 and Executive Chair from 2009 to August 2012. Dr. Scott has also served on the Board of Directors of BridgeBio Pharma, Inc., a publicly held genetic disease-focused company, since June 2020, and Freenome Holdings, Inc., a private health technology company, since December 2017; and as the co-chair of Genomic Life, Inc., a private health technology company, since January 2021. Dr. Scott received a B.S. in Chemistry from Emporia State University and a Ph.D. in Biochemistry from the University of Kansas. Our Board of

Directors believes Dr. Scott’s extensive experience building and leading successful biopharmaceutical companies qualify him to serve on our Board of Directors.

Heinrich Dreismann Ph.D. has served on our Board of Directors since May 19, 2023. Dr. Dreismann has served as a director on numerous private and public company boards from 2006 to present, including on Myriad Genetics, a public company focused on genetic testing and precision medicine and Mainz BioMed, a public company developing market-ready molecular genetic diagnostic solutions for life-threatening conditions. Prior to his board service, Dr. Dreismann served as President and Chief Executive Officer of Roche Molecular Systems, Inc. from 2000 to 2006. Dr. Dreismann earned a Master of Science in Biology and a Ph.D. in Microbiology/Molecular Biology from the University of Munster in Germany. Our Board of Directors believes Dr. Dreismann’s extensive experience as an executive and director of multiple biotechnology companies qualify him to serve on our Board of Directors.

Family Relationships

There are no family relationships among any of the directors or executive officers.

Board composition

Talis Biomedical’s Board of Directors is divided into three classes and each class has a three-year term. Class I, Class II and Class III directors will serve until our annual meeting of our stockholders in 2025, 2023 and 2024, respectively. Our Board of Directors presently has eight members and each class consists, as nearly as possible, of one-third of the total number of directors. Vacancies on the Board of Directors may be filled only by persons elected by a majority of the directors then in office. A director elected by the Board of Directors to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

Board Diversity Matrix (As of January 31, 2024)
Total Number of Directors	7
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	6	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	5	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Independence of The Board of Directors

As required under The Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board of Directors consults with the Company’s counsel to ensure that the Board of Director’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board of Directors has affirmatively determined that all of the directors that served as a director during any part of the twelve months ended December 31, 2023 other than Mr. Kelley, Dr. Cheong, Dr. Ismagilov and Dr. Baker (former director) are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, our Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Board Leadership Structure

Our Bylaws provide that our Board of Directors may be led by a Chairman of the Board or a Lead Independent Director who would have authority, among other things, to call and preside over meetings of the Board of Directors, to set meeting agendas and to determine materials to be distributed to the Board of Directors. Dr. Felix Baker previously served as Chairman of the Board until he resigned from the Board of Directors in March 2023 and became the board observer of Baker Brothers (as further described in “Transactions with Related Persons and Indemnification—Agreements with Baker Brothers—Nominating Agreement”). Upon Mr. Baker's resignation from the Board of Directors, the Board of Directors assessed its composition and governance structure and in April 2023 appointed Ms. Popovits as Lead Independent Director Currently, the Company has separated the roles of Chief Executive Officer and Chairman of the Board or Lead Independent Director. The Company believes that at this time the separation of these roles permits the Chairman of the Board or Lead Independent Director to focus on oversight of the Company’s long-term corporate development goals while the Chief Executive Officer focuses on the strategic direction of the Company and oversees the day-to-day performance of the management team in executing the Company’s business plan. In addition, we have a separate appointed or acting chair for each committee of our Board of Directors. The chair of each committee is expected to report at least annually to our Board of Directors on the activities of their committee in fulfilling their responsibilities as detailed in their respective charters or specify any shortcomings should that be the case.

Role of the Board in Risk Oversight

One of the Board of Directors’ key functions is informed oversight of the Company’s risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of the Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including the guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Audit Committee responsibilities also include oversight of information security and cyber risk management. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct, as well as overseeing our sustainability and environmental, social and governance activities. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Science, Technology and Clinical Affairs Committee assesses and monitors our research and development programs and strategy and technology initiatives, including the level of risk exposure they may present. In addition, the entire Board of Directors receives reports from time to time regarding various enterprise risks facing the Company, and the applicable committees of the Board of Directors receive related reports with respect to the committee’s respective areas of oversight. The Board of Directors has delegated to the Lead Independent Director the responsibility of coordinating between the Board of Directors and management with regard to the determination and implementation of responses to any problematic risk management issues.

Meetings of The Board of Directors

The Board of Directors met 9 times during the twelve months ended December 31, 2023. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and of the committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member.

Information Regarding Committees of the Board of Directors

Our Board of Directors has five committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, a Science, Technology and Clinical Affairs Committee and a Special Committee.

The following table provides membership on each committee as of December 31, 2023 and meeting information for the twelve months ended December 31, 2023 for each of the committees of the Board of Directors:

Name	Audit	Compensation	Nominating and Corporate Governance	Science, Technology and Clinical Affairs	Special Committee
Kimberly J. Popovits	X	X	X*		X
Matthew L. Posard	X	X*			X
Randal Scott, Ph.D.	X*		X		X
Raymond Cheong, M.D., Ph.D.				X
Rustem F. Ismagilov, Ph.D.				X*
Heinrich Dreismann, Ph.D.		X		X	X
Total meetings in fiscal 2023	4	5	3	5	7

* Committee Chairperson

Below is a description of each committee of the Board of Directors.

Our Board of Directors has determined that each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes, the system of internal control over financial reporting and audits of its financial statements. For this purpose, the Audit Committee performs several functions including, among other things:

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
•
prior to engagement of any independent registered public accounting firm, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent registered public accounting firm;
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
•
reviewing on a periodic basis our investment policy;
•
preparing the report that the SEC requires in our annual proxy statement; and
•
reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee charter.

The Audit Committee is currently composed of three directors: Dr. Scott (chair), Ms. Popovits and Mr. Posard. The Audit Committee met 4 times during the twelve months ended December 31, 2023. The Board of Directors has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at https://investors.talisbio.com.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

The Board of Directors has also determined that Dr. Scott qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Dr. Scott's level of knowledge and experience based on a number of factors, including his prior experience as a chief executive officer for public reporting companies and his business acumen.

Report of the Audit Committee of the Board of Directors*

The Audit Committee has reviewed and discussed the audited financial statements for the twelve months ended December 31, 2023 with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm's communications with the audit committee concerning independence and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2023.

Randal Scott, Ph.D., Chair
Kimberly J. Popovits

Matthew L. Posard

*The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

The Compensation Committee is currently composed of three directors: Mr. Posard (Chair), Dr. Dreismann and Ms. Popovits. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). The Compensation Committee met 5 times during the twelve months ended December 31, 2023.

The Board of Directors has adopted a written Compensation Committee charter that is available to stockholders on the Company’s website at https://investors.talisbio.com.

The functions of the Compensation Committee include, among other things:

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
•
reviewing and approving (or if it deems it appropriate, making recommendations to the full Board of Directors regarding) the type and amount of compensation to be paid or awarded to our non-employee board members;
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
•
reviewing and approving (or if it deems it appropriate, making recommendations to the full Board of Directors regarding) the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;
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

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets at least once annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Financial Officer, the human resources and legal departments and Compensia, Inc. (“Compensia”), the Compensation Committee’s independent compensation consultant. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his or her compensation or individual performance objectives. The charter of the Compensation Committee grants it full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of senior executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

In 2020, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, the Compensation Committee engaged Compensia as compensation consultants. The Compensation Committee identified Compensia based on its general reputation in the industry. The Compensation Committee requested that Compensia:

•
evaluate the efficacy of the Company’s existing compensation strategy and practices in supporting and reinforcing the Company’s long-term strategic goals;
•
assist in refining the Company’s compensation strategy and in developing and implementing an executive compensation program to execute that strategy; and
•
develop a comparative group of companies and perform analyses of competitive performance and compensation levels for that group.

Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees as appropriate, including but not limited to, a subcommittee composed of one or more members of the Board of Directors or officers of the Company to grant stock awards under the Company’s equity incentive plans. In 2021, the Compensation Committee delegated authority to the Company’s Chief Executive Officer to grant, without further action required by the Board of Directors or the Compensation Committee, stock awards to employees who are not executive officers of the Company or members of the Board of Directors. The purpose of this delegation of authority is to support the Company’s recruiting and retention efforts by enhancing the flexibility of option administration within the Company and facilitating the timely grant of options to such employees within specified limits approved by the Compensation Committee. In particular, the maximum number of stock awards that the Chief Executive Officer may grant pursuant to such authority may not exceed stock awards to acquire more than an aggregate of 100,000 shares, as converted from 1,500,000 shares to reflect the 1-for-15 Reverse Stock Split, and each individual grant must fall within certain target grants by job level set by our Compensation Committee. Typically, as part of its oversight function, the Compensation Committee will review on a quarterly basis the list of grants made by the Chief Executive Officer.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently composed of two directors: Ms. Popovits (Chair), and Dr. Scott. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met 3 times during the twelve months ended December 31, 2023. The Board of Directors has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on the Company’s website and https://investors.talisbio.com.

The functions of the Nominating and Corporate Governance Committee include, among other things:

•
identifying, reviewing and evaluating candidates to serve on our Board of Directors consistent with criteria approved by our Board of Directors;
•
determining the minimum qualifications for service on our Board of Directors;
•
evaluating director performance on the Board of Directors and applicable committees of the Board of Directors and determining whether continued service on our Board of Directors is appropriate;
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

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity (including gender, racial and ethnic diversity), age, skills and such other factors as it deems appropriate, given the current needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience and capability.

The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board of Director refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board of Directors, including, but not limited to, independence, age, diversity (including race, ethnicity, gender, age, education and cultural background), integrity and experience. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board of Directors’ self-evaluation, conducted annually on a group and individual basis and for which we utilize outside counsel. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board of Directors by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. In addition, pursuant to the Nominating Agreement with Baker Brothers (as further described in “Transactions with Related Persons and Indemnification—Agreements with Baker Brothers—Nominating Agreement”), we are obligated to support the nomination of certain individuals designated by Baker Brothers, subject to certain exceptions. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder, including Baker Brothers.

Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 1375 West Fulton Market, Suite 700, Chicago, Illinois 60607, no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting of the stockholders. Submissions must include, among other things, (1) the name and address of the stockholder on whose behalf the submission is made; (2) number of our shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name of the proposed candidate; (4) description of the proposed candidate’s business experience for at least the previous five years; (5) complete biographical information for the proposed candidate; (6) a description of the proposed candidate’s qualifications as a director and (7) any other information required by our Bylaws. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. We may require any proposed nominee to furnish such other information as we may reasonably require to determine the eligibility of such proposed nominee to serve as our independent director or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such proposed nominee.

Science, Technology and Clinical Affairs Committee

The Science, Technology and Clinical Affairs Committee was established by the Board of Directors to review and advise the Board of Directors on the Company’s research and development programs, its technology and relevant scientific advances. The Science, Technology and Clinical Affairs Committee is composed of three directors: Dr. Ismagilov (Chair), Dr. Cheong and Dr. Dreismann. The Science, Technology and Clinical Affairs Committee met 5 times during the twelve months ended December 31, 2023. The Board of Directors has adopted a written Science, Technology and Clinical Affairs Committee charter that is available to stockholders on the Company’s website and https://investors.talisbio.com.

The functions of the Science, Technology and Clinical Affairs Committee include, among other things:

•
reviewing and assessing current and planned research and development programs and technology initiatives from a scientific perspective, and providing observation and strategic recommendations to the Board of Directors;
•
assessing the capabilities of the Company’s key scientific personnel, and the depth and breadth of its scientific resources, as well as provide guidance on recruitment and retention of scientific personnel;
•
periodically review, make recommendations to the Board of Directors and monitor significant emerging regulatory, research, scientific, and medical developments, processes, procedures, trends and competitive activity relevant to the Company’s research and development strategy and preclinical and clinical trial programs, including their potential impact on the Company’s programs, plans or policies; and
•
reviewing and assessing on an annual basis the performance of the Science, Technology and Clinical Affairs Committee and the Science, Technology and Clinical Affairs Committee charter.

Special Committee

The Special Committee is currently composed of four directors: Dr. Dreismann, Ms. Popovits, Mr. Posard and Dr. Scott. All members of the Special Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards) and disinterested directors within the meaning of the Delaware General

Corporation Law. The Special Committee met 7 times during the twelve months ended December 31, 2023. The Board of Directors formed the Special Committee in October 2023 and delegated the full power and authority of the Board of Directors to the Special Committee to consider a wide range of strategic alternatives, including, but not limited to, equity or debt financing alternatives, an acquisition, merger, reverse merger, divestiture of assets, licensing or other strategic transactions and a voluntary dissolution or liquidation of the Company.

Stockholder Communications With The Board Of Directors

The Board of Directors has adopted a formal process by which stockholders may communicate with the Board of Directors or any of its directors. Stockholders who wish to communicate with the Board of Directors may do so by sending written communications addressed to our Corporate Secretary at 1375 West Fulton Market, Suite 700, Chicago, Illinois 60607. These communications will be reviewed by our Corporate Secretary, who will determine whether the communication should be presented to the Board of Directors. The purpose of this screening is to allow the Board of Directors to avoid having to consider irrelevant or inappropriate communications (such as advertisements, solicitations and hostile communications). The screening procedures have been approved by a majority of the independent directors. All communications directed to the Audit Committee in accordance with the Company’s Open Door Policy for Reporting Complaints Regarding Accounting and Auditing Matters that relate to questionable accounting or auditing matters involving the Company will be promptly and directly forwarded to the Audit Committee.

Code of Business Conduct and Ethics

The Company has adopted the Talis Biomedical Corporation Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on the Company’s website at https://investors.talisbio.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Insider Trading Policies and Procedures

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees. The insider trading policy requires compliance with all applicable laws, rules and regulations governing the offer and sale of securities and prohibits directors, officers and employees from engaging in transactions in the Company’s securities while in possession of material nonpublic information. The insider trading policy establishes quarterly blackout periods during which trading in the Company’s securities is prohibited. These blackout periods begin at the end of the day that is the 15th day of the third month of each fiscal quarter and end after two (2) trading days have elapsed since the public dissemination of Company’s financial results for that quarter. In addition, the insider trading policy requires senior officers and key employees to obtain pre-approval of any transactions in Company securities from the Company’s Chief Financial Officer or head of Legal. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Hedging Policy

Our Insider Trading Policy prohibits our employees, including our executive officers, directors and consultants of the Company and members of their immediate family, persons which whom they share a household, persons who are their economic dependents and other individuals or entities whose transactions in securities such persons influence, direct or control from engaging in short sales, transactions in put or call options, hedging transactions, using margin accounts, pledges, standing and limit orders or other inherently speculative transactions involving our equity securities.

*The disclosure under the caption “Hedging Policy” is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 11. Executive Compensation.

Summary compensation table

The following table summarizes information regarding the compensation awarded to, earned by, or paid to our principal executive officer and our other most highly compensated executive officers (the “named executive officers”) during the twelve months ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(7)(8)(9)(10)	Total ($)
Robert Kelley Chief Executive Officer and Director(3)	2023	551,250	—	—	166,969	146,250	154,862	1,019,331
	2022	525,000	—	—	546,191	393,750	130,678(5)	65,546
J. Roger Moody, Jr. Chief Financial Officer (4)	2023	127,820	—	—	100,179	—	46,052	274,051
	2022	393,600	—	—	377,433	196,800	14,332	982,165
Rebecca Markovich Interim Chief Financial Officer (5)	2023	328,833	—	—	88,999	38,000	12,401	468,233
	2022	218,818	50,000	—	160,629	84,545	11,059	525,051
Andrew Lukowiak President and Chief Scientific Officer (6)	2023	187,500	—	—	149,438		454,900	791,838
	2022	—	—	—	—	—	—	—

(1) Amounts shown represent annual cash bonuses earned for the respective fiscal year. For more information, see below under “—Bonus Opportunity.”

(2) This column reflects the aggregate grant date fair value of the stock option awards granted in the applicable year. These amounts have been computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718). Assumptions used in the calculation of these amounts are described in Note 8 to our audited financial statements beginning on page 97 of our Annual Report on Form 10-K for the twelve months ended December 31, 2023. These amounts do not reflect the actual economic value that will be realized by our named executive officers upon the exercise of the stock options or the sale of the common stock underlying such stock options.

(3) Mr. Kelley commenced employment as our Chief Commercial Officer in August 2020. On December 8, 2021, he was appointed as our Chief Executive Officer.

(4) Mr. Moody served as our Chief Financial Officer from May 2020 through close of business on April 21, 2023.

(5) Ms. Markovich was appointed interim Chief Financial Officer effective upon the close of business on April 21, 2023.

(6) Mr. Lukowiak served as our President and Chief Scientific Officer from August 1, 2023 through close of business on January 14, 2024.

(7) Amounts shown for the twelve months ended December 31, 2023 for Mr. Kelley represent (i) $139,557 in housing and car allowances; (ii) $13,251 for 401(k) matching contributions, (ii) $794 in life insurance premiums paid on behalf of Mr. Kelley, (iii) $960 for cell and internet reimbursements, and (iv) $300 for gift cards.

(8) Amounts shown for the twelve months ended December 31, 2023 for Mr. Moody represent (i) $33,059 in paid time off cashout (i) $12,094 for 401(k) matching contributions, (ii) $600 in life insurance premiums, and (iii) $300 for cell and internet reimbursements.

(9) Amounts shown for for Ms. Markovich represent (i) $10,941 for 401(k) matching contributions, (ii) $960 for cell and internet reimbursements, and (iii) $500 for gift cards.

(10) Amounts shown for the twelve months ended December 31, 2023 for Mr. Lukowiak represent (i) $450,000 in cash severance, (ii) $4,500 for 401(k) matching contributions, and (ii) $400 for cell and internet reimbursements.

Narrative to the Summary Compensation Table

Annual Base Salary

The base salary of our named executive officers is generally determined and approved by our Board of Directors in connection with the commencement of employment of the named executive officer and may be adjusted from time to time thereafter as the Board of Directors determines appropriate, within the ranges recommended by Compensia, our independent compensation consultant.

The 2023 annual base salaries for our named executive officers are set forth in the table below.

Name	2023 Base Salary ($)
Robert Kelley	551,250
J. Roger Moody, Jr. (1)	127,820
Rebecca Markovich	328,833
Andrew A. Lukowiak (2)	187,500

(1) Mr. Moody served as our Chief Financial Officer from May 2020 through close of business on April 21, 2023.

(2) Mr. Lukowiak served as our President and Chief Scientific Officer from August 1, 2023 through January 14, 2024.

Bonus Opportunity

In addition to base salaries, each of our named executive officers generally is eligible to receive annual cash bonuses, which are designed to provide appropriate incentives to our named executive officers to achieve defined annual corporate goals and to reward our named executive officers for their individual achievements. The annual bonus awarded to each named executive officer may be based in part on the extent to which we achieve corporate goals. At the end of the year, our Board of Directors reviews our performance against each corporate goal and considers the extent to which we achieved each of our corporate goals.

There is no minimum bonus percentage or amount established for our named executive officer and, as a result, the bonus amounts vary from year to year based on corporate and, when applicable, individual performance.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our named executive officers’ interests with those of our stockholders and to retain and incentivize our named executive officers over the long-term. Generally, our Board of Directors, or Compensation Committee of our Board of Directors, approves equity grants. In 2021, the Compensation Committee delegated authority to the Company’s Chief Executive Officer to grant, without further action required by the Board of Directors or the Compensation Committee, stock awards to employees who are not executive officers of the Company or members of the Board of Directors. The purpose of this delegation of authority is to support the Company’s recruiting and retention efforts by enhancing the flexibility of option administration within the Company and facilitating the timely grant of options to such employees within specified limits approved by the Compensation Committee. In particular, the maximum number of stock awards that the Chief Executive Officer may grant pursuant to such authority may not exceed stock awards to acquire more than an aggregate of 100,000 shares, as converted from 1,500,000 shares to reflect the 1-for-15 Reverse Stock Split, and each individual grant must fall within certain target grants by job level set by our Compensation Committee.

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

Employment agreements with our named executive officers

Robert Kelley. In August 2020, we entered into an offer letter with Mr. Kelley in connection with his service as our Chief Commercial Officer that provided for, among other things, an initial annual base salary of $300,000, an annual target bonus equal to 30% of his annual base salary and a stock option to purchase 297,202 shares of our common stock (as reflected below under “—Outstanding Equity Awards at Fiscal Year End”). In connection with his appointment as our Chief Executive Officer, in December 2021, we entered into an offer letter with Mr. Kelley that provides for, among other things, an initial annual base salary of $525,000, an annual target bonus equal to 75% of his annual base salary beginning in 2022, continued eligibility for his 2021 annual target bonus pursuant to the terms of his Chief Commercial Officer offer letter and a stock option to purchase 450,000 shares of our common stock (as further described above under “—Equity Based Incentive Awards”). Mr. Kelley is also entitled to certain travel and housing reimbursements (plus tax gross ups) in connection with his weekly travel from his remote working location to one of our facilities, which began in fiscal 2022.

J. Roger Moody, Jr. In April 2020, we entered into an offer letter with Mr. Moody that provides for, among other things, an initial annual base salary of $360,000, an annual target bonus of 40% of his annual base salary, a stock option to purchase 302,797 shares of our common stock and an additional option to purchase 145,454 shares of our common stock (equal to 1.25% of the outstanding shares of common stock on an as converted basis of the Company) when we elected to take our Tranche 3 investments from our prior investment round, which condition was met and an option to purchase 147,100 shares of our common stock was granted in August 2020 (equal to 1.25% of the outstanding shares of common stock on an as converted basis of the Company on the grant date) (as reflected below under “—Outstanding Equity Awards at Fiscal Year End”).

On April 7, 2023, Mr. Moody notified the Company that he would step down as the Company’s Chief Financial Officer, effective as of the close of business on April 21, 2023, to accept a new role as chief executive officer of another public company. Mr. Moody’s resignation was not as a result of any disagreement with the Company on any matter relating to its operations, policies, or practices, or to any issues regarding its accounting policies or practices.

Rebecca Markovich. In July 2023 in connection with her appointment as Interim Chief Financial Officer, Ms. Markovich was awarded the option to purchase 100,000 shares of common stock (as further described above under “—Equity Based Incentive Awards). In October of 2023 in connection with her role of Interim Chief Financial Officer, Ms. Markovich received a base salary increase to $357,000 annually. On November 13, 2023, the Company entered into a retention agreement (the "Retention Agreement") with Ms. Markovich. Under the terms of the Retention Agreement, Ms. Markovich is eligible to receive $59,500 if she maintains satisfactory job performance and remains employed with the Company through the completion of a sale, reverse merger or merger or a voluntary dissolution or liquidation of the Company.

Andrew Lukowiak. Effective August 1, 2023, Dr. Andrew Lukowiak was appointed as President and Chief Scientific Officer of the Company. In connection with Dr. Lukowiak’s appointment as President and Chief Scientific Officer, the Company entered into an offer letter with Dr. Lukowiak, on July 28, 2023, that governs the terms of his employment with the Company. Among other things, the offer letter provides for an annual base salary of $450,000 and, beginning in calendar year 2023, an annual target bonus equal to 50% of his earned eligible compensation. On August 1, 2023, Dr. Lukowiak was granted (i) pursuant to the Company’s 2021 Equity Incentive Plan, an incentive stock option to purchase up to 13,477 shares of the Company’s Common Stock (“Common Stock”) at an exercise price of $7.42 per share, the closing sales price of the Common Stock on the CSO Start Date (the “Incentive Option”), and (ii) pursuant to the Company’s 2021 Inducement Plan, a nonqualified stock option to purchase 17,098 shares of Common Stock at an exercise price of $7.42 per share in accordance with Nasdaq Listing Rule 5635(c)(4) (together with the Incentive Option, the “Options”). Each Option will vest over a four-year period, with 25% of the shares subject to such Option vesting on the one-year anniversary of the CSO Start Date and the balance of the shares subject to such Option vesting in equal installments over the following 36 months.

In connection with the Company’s decision to evaluate strategic alternatives, Dr. Lukowiak was terminated as President and Chief Scientific Officer effective January 14, 2024. In connection with his separation from the Company, Dr. Lukowiak is eligible to participate in the Company’s Severance and Change in Control Plan and received benefits for a covered termination that is not a Change in Control. Upon his termination, Dr. Lukowiak received a lump sum payment of $450,000 the equivalent to twelve month’s salary. Dr. Lukowiak will also have his COBRA premiums paid by the Company for up to twelve months.

Outstanding equity awards at fiscal year end

The following table shows for the twelve months ended December 31, 2023 certain information regarding outstanding equity awards at December 31, 2023 for the named executive officers.

Option Awards(1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)(3)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Kelley	8/31/2020	16,512	3,303	—	63.65	9/3/2030
	9/28/2021	4,875	3,793	—	60.14	10/2/2031
	12/8/2021	15,000	15,000	—	41.91	12/8/2031
	6/1/2022	6,030	42,210	—	11.19	5/31/2032
	3/1/2023	—	33,334	—	7.43	2/28/2033
Rebecca Markovich	1/24/2022	2,524	2,743	—	32.10	1/23/2032
	6/1/2022	500	3,505	—	15.45	5/31/2032
	3/1/2023	—	4,667	—	7.43	2/28/2033
	4/21/2023	—	13,071	—	7.65	4/20/2033
Andrew A. Lukowiak	8/1/2023	—	30,575	—	7.42	7/31/2033

(1) All of the options granted before February 2021 were granted pursuant to our 2013 Plan. Options granted thereafter were granted pursuant to our 2021 Plan. The terms of the 2013 Plan and the 2021 Plan are described below under “—Equity Benefit Plans.”

(2) Each option, other than as noted in footnote (3) below, vests as follows: 25% of the shares subject to the option vest on the 12-month anniversary of the vesting commencement date, and the balance of the shares vest in 36 equal monthly installments over the next three years, subject to the named executive officer’s continued services to us, subject to full vesting acceleration, if a change in control occurs and the named executive officer’s continuous service terminates due to an involuntary termination (not including death or disability) without cause or due to a voluntary termination with good reason as of or within 12 months after such change in control, then the vesting and exercisability of the option will be accelerated in full.

(3) The options vest as follows (i) 1/3 of awards vest as follows: 25% of the shares underlying this option shall vest on the first annual anniversary of the vesting commencement date of June 1, 2022 (VCD) and 1/48th of the shares underlying this option shall vest monthly thereafter over 36 months. (ii) 1/3 of the shares shall vest on the seventh anniversary of the VCD, subject to optionholder's continuous service as of such date, provided that such vesting shall be subject to acceleration based upon certain pre-determined commercial and regulatory milestones, (iii) 1/3 of the shares shall vest on the seventh anniversary of the VCD, subject to optionholder's continuous service as of such date, provided that such vesting shall be subject to partial or full acceleration based on pre-determined closing prices of the Company's common stock sustained for a certain number of consecutive trading days.

Potential Payments Upon Termination or Change in Control

Regardless of the manner in which service terminates, certain of our named executive officers is entitled to receive amounts earned during his or her term of service, including unpaid salary and unused vacation, as applicable.

Each of our named executive officers is eligible to receive benefits under the terms of our Severance and Change in Control Plan adopted by the Board of Directors in February 2021 (“Severance Plan”). The Severance Plan provides for severance and/or change in control benefits to the named executive officers upon (i) a “change in control termination” or (ii) a “regular termination” (each as described below). All severance benefits under the Severance Plan are subject to the executive’s execution of an effective release of claims against the Company.

Upon a change in control termination, each of our named executive officers is entitled to a lump sum payment equal to a portion of his base salary (18 months for Mr. Kelley, 12 months for Mr. Lukowiak, and 9 months for Ms. Markovich), a lump sum payment equal to 150% (for Mr. Kelley) or 100% (for Mr. Lukowiak) or 75% (for Ms. Markovich) of his or her annual target cash bonus, payment of COBRA premiums for a period of time (up to 18 months for Mr. Kelley, 12 months for Mr. Lukowiak and 9 months for Ms. Markovich) and accelerated vesting of outstanding time-vesting equity awards.

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

Upon a regular termination, each of our named executive officers is entitled to a lump sum payment equal to a portion of his base salary (12 months for Mr. Kelley and Mr. Lukowiak and 4 months for Ms. Markovich) and payment of

COBRA premiums for a period of time (up to 12 months for Mr. Kelley and Mr. Lukowiak and 4 months for Ms. Markovich).

For purposes of the Severance Plan, a “regular termination” is an involuntary termination (i.e., a termination other than for cause (and not as a result of death or disability) or a resignation for good reason (as such terms are defined in the Severance Plan) that does not occur during the period of time beginning three months prior to, and ending 12 months following, a “change in control” (as defined in the 2021 Plan), or the “change in control period.” A “change in control termination” is a regular termination that occurs during the change in control period. Mr. Moody’s resignation effective April 21, 2023 was neither a regular termination or a change in control termination. Accordingly, Mr. Moody did not receive any severance benefits upon his resignation as chief financial officer.

Mr. Kelley holds options that were granted subject to the terms of our 2013 Plan. A description of the termination and change in control provisions in our 2013 Plan and applicable to the options granted to our named executive officers is provided under “—Equity Benefit Plans” and, with respect to our named executive officers, “—Outstanding Equity Awards at Fiscal Year-End.”

Perquisites, health, welfare and retirement benefits

Each of our named executive officers is eligible to participate in our employee benefit plans, including our medical, dental, vision, life, long term disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability, accidental death and dismemberment insurance for all of our employees. In addition, we provide the opportunity to participate in a 401(k) plan to our employees, including each of our named executive officers, as discussed in the section below entitled “—401(k) plan.”

401(k) plan

We maintain a defined contribution employee retirement plan (“401(k) plan”), for our employees. Our named executive officers are each eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which is $22,500 for calendar year 2023. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2023 may be up to an additional $7,500 above the statutory limit. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

We provide an automatic matching contribution as follows: 100% with respect to the first 3% of an employee’s contributions, and 50% for the next 2% of the employee’s contributions, up to a maximum company match of 4% of the employee’s contributions. We may also elect to provide for discretionary profit sharing contributions, but we did not provide any such contributions in 2022 or 2023. The 401(k) plan currently does not offer the ability to invest in our securities.

Perquisites

We do not provide perquisites or personal benefits to our executive officers that we do not generally provide to our other employees (such as limited reimbursement of cell and internet expenses), except in limited circumstances. For example, in December 2021, we approved the reimbursement of certain travel and housing expenses, including tax gross ups, that may be incurred for business-related travel by Mr. Kelley. In 2022, the Compensation Committee approved for Mr. Kelley a monthly car allowance for reimbursement and waived the requirement that Mr. Kelley provide monthly receipts for his car and previously approved housing allowance.

Equity Benefit Plans

2021 Plan

Our Board of Directors adopted our 2021 Plan, and our stockholders approved our 2021 Plan, in February 2021. Our 2021 Plan is a successor to and continuation of our 2013 Equity Incentive Plan (the “2013 Plan”). Our 2021 Plan

became effective on the date of the underwriting agreement related to our initial public offering, which occurred on February 11, 2021. No further grants have been, or will be, made under the 2013 Plan following the effectiveness of the 2021 Plan.

Awards. Our 2021 Plan provides for the grant of incentive stock options (“ISOs”) within the meaning of Section 422 of the Code, to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of our affiliates.

Authorized shares. Initially, the maximum number of shares of our common stock issuable under our 2021 Plan was 12,840,904 shares of our common stock, which is the sum of (1) 213,334 new shares, as converted from 3,200,000 shares to reflect the 1-for-15 Reverse Stock Split, plus (2) 511,959 shares, as converted from 7,673,915 shares to reflect the 1-for-15 Reverse Stock Split, that remained available for the issuance of awards under our 2013 Plan as of immediately prior to the time our 2021 Plan became effective, plus (3) up to 344,466 shares, as converted from 5,166,989 shares to reflect the 1-for-15 Reverse Stock Split, subject to outstanding stock options or other stock awards granted under our 2013 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time.

In addition, the number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2023 through (and including) January 1, 2031, in an amount equal to (i) 4% of the total number of shares of our common and preferred stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares determined by our Board of Directors prior to the applicable January 1. On January 1, 2023, the common stock reserved for issuance under our 2021 Plan automatically increased in an amount equal to the 4% of our total number of common shares outstanding on December 31, 2022.

The maximum number of shares of our common stock that may be issued on the exercise of ISOs under our 2021 Plan is 2,600,000 shares as converted from 39,000,000 shares to reflect the 1-for-15 Reverse Stock Split.

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

Stock appreciation rights. Stock appreciation rights are granted under stock appreciation right agreements adopted by the plan administrator. The plan administrator determines the purchase price or strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. A stock appreciation right granted under the 2021 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator. Stock appreciation rights may be settled in cash or shares of common stock or in any other form of payment as determined by the Board of Directors and specified in the stock appreciation right agreement.

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

The performance goals may be based on any measure of performance selected by the Board of Directors. The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates, or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise by the Board of Directors at the time the performance award is granted, the Board of Directors will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (i) to exclude restructuring and/or other nonrecurring charges; (ii) to exclude exchange rate effects; (iii) to exclude the effects of changes to generally accepted accounting principles; (iv) to exclude the effects of any statutory adjustments to corporate tax rates; (v) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (vi) to exclude the dilutive effects of acquisitions or joint ventures; (vii) to assume that any portion of our business which is divested achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (viii) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (ix) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (x) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; and (xi) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles.

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

Under the 2021 Plan, a change in control is generally defined as: (i) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock; (ii) a consummated merger, consolidation or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity) in substantially the same proportions as their ownership immediately prior to such transaction; (iii) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our assets other than to an entity more than

50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction; or (iv) when a majority of our Board of Directors becomes comprised of individuals who were not serving on our Board of Directors on the date the 2021 Plan was adopted by the Board of Directors, or the incumbent Board of Directors, or whose nomination, appointment, or election was not approved by a majority of the incumbent Board of Directors still in office.

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

2021 Inducement Plan

On November 11, 2021, our Board of Directors adopted the 2021 Inducement Plan. The 2021 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by our Board of Directors. Our Board of Directors reserved 200,000 shares of common stock, as converted from 3,000,000 shares of common stock to reflect the 1-for-15 Reverse Stock Split, for issuance under the 2021 Inducement Plan. The only persons eligible to receive grants of Inducement Awards (as defined below) under the 2021 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Individuals who previously served as an employee or director of the Company will not be eligible to receive Inducement Awards under the 2021 Inducement Plan, other than following a bona fide period of non-employment. Inducement Awards may only be granted by: (i) the Compensation Committee, provided such committee is comprised solely of “independent directors” (as defined by Nasdaq Market Place Rule 5605(a)(2)) or (ii) a majority of the Company’s “independent directors”. An “Inducement Award” means any right to receive common stock, cash or other property granted under the 2021 Inducement Plan (including nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, or other stock-based awards). Our Board of Directors also adopted a (i) form of stock option grant notice, option agreement, and notice of exercise (the “Inducement Option Grant Package”) and (ii) form of restricted stock unit award grant notice and award agreement (the “Inducement RSU Grant Package”) for use under the 2021 Inducement Plan.

2013 Plan

Our Board of Directors and stockholders adopted our 2013 Plan in June 2013. The 2013 Plan was most recently amended by our Board of Directors and stockholders in October 2020. No further grants have been, or will be, made under the 2013 Plan following the effectiveness of the 2021 Plan.

Authorized shares. As of December 31, 2022, there were outstanding stock options covering a total of 181,651 shares of our common stock, as converted from 2,724,751 shares of our common stock to reflect the 1-for-15 Reverse Stock Split, that were granted under our 2013 Plan and there were 58,052 shares of common stock, as converted from 870,784 shares of common stock to reflect the 1-for-15 Reverse Stock Split, that were issued and outstanding pursuant to stock options that had been exercised. Any shares of common stock remaining available for issuance under the 2013 Plan upon the 2021 Plan’s effectiveness became available for issuance under the 2021 Plan. In addition, shares subject to outstanding stock options or other stock awards granted under our 2013 Plan that, on or after the date that the 2021 Plan became effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, will become issuable under our 2021 Plan.

Stock awards. Our 2013 Plan provides for the grant of ISOs within the meaning of Section 422 of the Code, to employees, including employees of any parent or subsidiary, and for the grant of NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of our affiliates. The maximum number of shares of our common stock issuable pursuant to the exercise of ISOs under our 2013 Plan is 181,651 shares, as converted from 2,724,751 shares, to reflect the 1-for-15 Reverse Stock Split.

Plan administration. Our Board of Directors, or a duly authorized committee of our Board of Directors to which the Board of Directors delegates its administrative authority, administers our 2013 Plan and is referred to as the “plan administrator” herein. Under our 2013 Plan, the plan administrator has the authority to, among other things, determine award recipients, dates of grant, the numbers and types of stock awards to be granted, the applicable fair market value and the provisions of each stock award, including the period of their exercisability and the vesting schedule applicable to a stock award, to construe and interpret the 2013 Plan and awards granted thereunder (and to establish, amend and revoke any rules and regulations for the administration of the 2013 Plan and any such awards), or to accelerate the vesting of awards.

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

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order payable to us, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, (5) a deferred payment arrangement (to the extent permitted by applicable law), or (6) other legal consideration approved by the plan administrator and specified in the stock award agreement.

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

Corporate transactions. Our 2013 Plan provides that in the event of a corporate transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the plan administrator may take one or more of the following actions with respect to such stock awards:

•
arrange for the assumption, continuation, or substitution of a stock award by a surviving or acquiring corporation;
•
arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring corporation;
•
accelerate the vesting, in whole or in part, of the stock award and provide for its termination if not exercised (if applicable) at or before the effective time of the transaction;
•
arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us;
•
cancel or arrange for the cancellation of the stock award, to the extent not vested or not exercised before the effective time of the transaction, in exchange for such cash consideration, if any, as our Board of Directors, in its sole discretion, may consider appropriate; and
•
make a payment equal to the excess, if any, of (A) the value of the property the participant would have received on exercise of the award immediately before the effective time of the transaction, over (B) any exercise price payable by the participant in connection with the exercise.

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

2021 ESPP

Our Board of Directors adopted our 2021 ESPP, and our stockholders approved our 2021 ESPP, in February 2021. The 2021 ESPP became effective immediately prior to, and contingent upon, the execution of the underwriting agreement related to our initial public offering, which occurred on February 11, 2021. The purpose of the 2021 ESPP is to secure the services of new employees, to retain the services of existing employees, and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The 2021 ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase our common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment because of deviations necessary to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. Due to several factors, including low participation and the high administrative costs, the Compensation Committee voted in November 2022 to suspend the 2021 ESPP, with such suspension going into effect for the next cycle commencing in March 2023.

Share reserve. The 2021 ESPP authorizes the issuance of 36,667 shares of our common stock, as converted from 550,000 shares of our common stock to reflect the 1-for-15 Reverse Stock Split, under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2022, through (and including) January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common and preferred stock outstanding on December 31st of the preceding year and (ii) 103,334 shares of common stock, as converted from 1,550,000 shares of common stock to reflect the 1-for-15 Reverse Stock Split; provided that before the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

Administration. Our Board of Directors administers the 2021 ESPP and may delegate its authority to administer the 2021 ESPP to our Compensation Committee. The 2021 ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of our common stock on specified dates during such offerings. Under the 2021 ESPP, we may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering under the 2021 ESPP may be terminated under certain circumstances. In February 2022, our Board of Directors adopted an offering document that governs offerings under the 2021 ESPP (the “Offering Document”) pursuant to which offerings will generally be for consecutive, non-overlapping periods of six months, commencing on March 10 and September 10 each year.

Payroll deductions. Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the 2021 ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the 2021 ESPP) for the purchase of our common stock under the 2021 ESPP. Unless otherwise determined by our Board of Directors, common stock will be purchased for the accounts of employees participating in the 2021 ESPP at a price per share that is at least the lesser of (1) 85% of the fair market value of a share of our common stock on the first date of an offering, or (2) 85% of the fair market value of a share of our common stock on the date of purchase.

Limitations. Employees may have to satisfy one or more of the following service requirements before participating in the 2021 ESPP, as determined by our Board of Directors, including: (1) being customarily employed for more than 20 hours per week, (2) being customarily employed for more than five months per calendar year, or (3) continuous employment with us or one of our affiliates for a period of time (not to exceed two years). No employee may purchase shares under the 2021 ESPP at a rate in excess of $25,000 worth of our common stock based on the fair market value per share of our common stock at the beginning of an offering for each calendar year such a purchase right is outstanding. In addition, no employee will be eligible for the grant of any purchase rights under the 2021 ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our outstanding capital stock measured by vote or value under Section 424(d) of the Code. Finally, pursuant to the Offering Document, in no event may an employee purchase more than 317 shares of our common stock, as converted from 4,750 shares of our common stock to reflect the 1-for-15 Reverse Stock Split, during any six month offering.

Changes to capital structure. In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or similar transaction, the Board of Directors will make appropriate adjustments to: (1) the class(es) and maximum number of shares reserved under the 2021 ESPP, (2) the class(es) and maximum number of shares by which the share reserve may increase automatically each year, (3) the class(es) and number of shares subject to and purchase price applicable to outstanding offerings and purchase rights, and (4) the class(es) and number of shares that are subject to purchase limits under ongoing offerings.

Corporate transactions. In the event of certain significant corporate transactions, any then-outstanding rights to purchase our stock under the 2021 ESPP may be assumed, continued, or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue, or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within 10 business days before such corporate transaction, and such purchase rights will terminate immediately after such purchase.

Under the 2021 ESPP, a corporate transaction is generally the consummation of: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, and (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

2021 ESPP amendment or termination. Our Board of Directors has the authority to amend or terminate our 2021 ESPP, provided that except in certain circumstances such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our 2021 ESPP as required by applicable law or listing requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	732,714 (1)	$38.28	394,577 (2)
Equity compensation plans not approved by stockholders	—	$—	200,000(3)

(1) All awards were granted under our 2013 Plan, our 2021 Plan and our 2021 ESPP.

(2) The weighted average exercise price does not take into account the shares subject to outstanding RSUs, if any, which have no exercise price. Includes our 2021 Plan and our 2021 ESPP. The number of shares of common stock reserved for issuance under our 2021 Plan automatically increases on January 1 of each year, continuing through and including January 31, 2031, by 4% of the total number of shares of our common stock and preferred stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. Pursuant to this provision, we added 151,092 shares of common stock, as converted from 2,266,379 shares of common stock to reflect the 1-for-15 Reverse Stock Split, that are eligible for issuance under the 2021 Plan on January 1, 2023, which is not reflected in the table above. The number of shares of common stock reserved for issuance under our 2021 ESPP automatically increases on January 1 of each year, continuing through and including January 31, 2031, by the lesser of (i) 1% of the total number of shares of common stock and preferred stock outstanding on December 31 of the preceding calendar year and (ii) 1,550,000 shares of common stock. Pursuant to this provision, we added 37,107 shares of common stock, as converted from 556,595 shares of common stock to reflect the 1-for-15 Reverse Stock Split, that are eligible for issuance under the 2021 ESPP on January 1, 2023, which is not reflected in the table above. The total number of shares of common stock available for issuance under the 2021 ESPP is 40,157, converted from 602,350 to reflect the 1-for-15 Reverse Stock Split, which does not reflect the reserve increase. Effective as of February 11, 2021, no additional awards will be granted under the 2013 Plan, and all awards granted under the 2013 Plan that are repurchased, forfeited, expire, are cancelled or otherwise not issued will become available for grant under the 2021 Plan in accordance with its terms.

(3) Consists of securities available for issuance under the Talis Biomedical Corporation 2021 Inducement Plan (the “2021 Inducement Plan”). See “—2021 Inducement Plan” above for a narrative description of the plan.

Director compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the twelve months ended December 31, 2023 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Felix Baker, Ph.D.	15,111	—	—	15,111
Raymond Cheong, M.D., Ph.D.	36,500	8,792	—	45,292
Melissa Gilliam, M.D., M.P.H.	39,290	35,268	—	74,558
Rustem F. Ismagilov, Ph.D.	50,000	35,268	3,952	89,220
Matthew L. Posard	64,000	35,268	—	99,268
Randal Scott, Ph.D.	65,000	35,268	—	100,268
Heinrich Dreismann	32,143	2,032	—	34,175
Kimberly J. Popovits	81,835	35,268	—	117,103

(1) As of December 31, 2023, the number of shares underlying unexercised options that are exercisable held by our non-employee directors were: Dr. Cheong, 790; Dr. Ismagilov, 42,022; Dr. Gilliam, —; Mr. Posard, 18,566; Dr. Scott, 18,566; Dr Dreismann 183; and Ms. Popovits, 35,408.

(2) In accordance with SEC rules, this amount reflects the aggregate grant date fair value of stock option awards. These amounts have been computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of these amounts are described in Note 8 to our audited financial statements in our Annual Report on Form 10-K for the twelve months ended December 31, 2023. This amount does not reflect the actual economic value that will be realized upon the exercise of the stock options or the sale of the common stock underlying such stock options.

Narrative To Director Compensation Table

In May 2023 in connection with his appointment to the Board of Directors, Dr. Dreismann was awarded the option to purchase 190,000 shares of our common stock. Dr. Dreismann will also receive an annual cash retainer of $40,000 as a member of the Board of Directors, annual cash retainer of $7,500 as a member of the Compensation Committee, and annual cash retainer of $5,000 as co-chair of the Science, Technology and Clinical Affairs Committee.

In May of 2023, Ms. Popovits was appointed as the Lead Independent Director. Ms. Popovits will receive an annual cash retainer of $22,500 for her services as Lead Independent Director.

Outstanding equity awards held by our non-employee directors are subject to the terms of our 2013 Plan and 2021 Plan, as described above under “—Equity Benefit Plans.”

Non-employee director compensation policy

Our Board of Directors adopted a non-employee director compensation policy in February 2021, effective upon the date of our initial public offering, which we amended in December 2021 to add the annual cash retainers for the chair and non-chair members of our Science, Technology and Clinical Affairs Committee, that is applicable to all of our non-employee directors. We further amended the compensation policy in May 2022 to update the option grant amounts. This compensation policy provides that each such non-employee director will receive the following compensation for service on our Board of Directors. Cash retainers are paid in equal quarterly installments, in arrears on the last day of each fiscal quarter in which service occurs, and are prorated based on days served in the applicable fiscal year:

•
an annual cash retainer of $40,000;
•
an additional annual cash retainer of $40,000 for service as non-employee Chair of the Board of Directors;
•
an additional annual cash retainer of $22,500 for service as Lead Independent Director;
•
an additional annual cash retainer of $10,000, $7,000, $5,000 and $5,000 for service as a (non-Chair) member of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Science, Technology and Clinical Affairs Committee, respectively;

•
an additional annual cash retainer of $20,000, $14,000, $10,000 and $10,000 for service as the Chair of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Science, Technology and Clinical Affairs Committee, respectively (in lieu of the above);
•
an initial option grant to purchase the number of shares of our common stock that is equal to the lesser of (x) 190,000 or (y) the number of shares of common stock with an aggregate Black-Scholes option value of $340,000, vesting in 36 equal monthly installments following the date of grant; and
•
an annual option grant to purchase the number of shares of our common stock that is equal to the lesser of (x) 95,000 or (y) the number of shares of common stock with an aggregate Black-Scholes option value of $190,000, vesting in 12 equal monthly installments following the date of grant (provided that in any event such option will be fully vested on the date of the next-following annual stockholder meeting). With respect to an eligible non-employee director who is first elected or appointed to the Board of Directors on a date other than the date of our annual stockholder meeting, upon our first annual stockholder meeting following such non-employee director’s first joining the Board of Directors, such director’s first annual option grant will be prorated.

Each of the option grants described above will be granted under our 2021 Plan, the terms of which are described in more detail above under “—Equity Benefit Plans—2021 Plan.” Each such option grant will vest and become exercisable subject to the director’s continuous service with us, provided that each option will vest in full upon a change in control of the company. The exercise price per share of each option will be 100% of the Fair Market Value (as defined in our 2021 Plan) of the underlying common stock on the date of grant. The term of each option will be 10 years, subject to earlier termination as provided in the 2021 Plan (provided that upon a termination of service other than by death or for cause, the post-termination exercise period will be 12 months from the date of termination).

We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock, as of January 31, 2024 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The table is based upon information supplied by officers, directors and principal stockholders, and found in Schedules 13D and 13G filed with the SEC and other sources believed to be reliable by the Company. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 1,821,986 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock which is convertible into 1,990,914 shares of common stock (as adjusted for the 1-for-15 Reverse Stock Split effective July 5, 2023) outstanding on January 31, 2024, adjusted as required by rules promulgated by the SEC. The number of shares of common stock and Series 1 Preferred Stock used to calculate the percentage ownership of each listed beneficial owner includes the shares of common stock underlying options or convertible securities held by such beneficial owner that are exercisable or convertible within 60 days following January 31, 2024. Unless otherwise indicated, the address for each person or entity listed in the table is c/o Talis Biomedical Corporation, 1375 West Fulton Market, Suite 700, Chicago, Illinois 60607.

	Beneficial Ownership
	Common Stock		Series 1 Preferred Stock**		Total Outstanding Capital Stock
Beneficial Owner	Number of Shares	Percent of Total	Number of Shares	Percent of Total	Percent of Total
5% or Greater Stockholders
Entities Affiliated with Baker Brothers Advisors, L.P. (1)	508,371	28%	1,990,914	100%	66%
Named Executive Officers and Directors
Robert Kelley (2)	56,095	3%	—	—	1%
Rebecca Markovich (3)	4,604	*	—	—	*
Kimberly J. Popovits (4)	51,369	3%		—	1%
Melissa Gilliam, M.D., M.P.H.	7	*	—	—	*
Rustem F. Ismagilov (5)	61,904	3%	—	—	2%
Matthew L. Posard (6)	24,512	1%	—	—	*
Randal Scott, Ph.D.(7)	135,229	7%	—	—	4%
Raymond Cheong (8)	1,185	*	—	—	*
Heiner Dreisman (9)	274	*	—	—	*
All executive officers and directors as a group (9 persons)(10)	335,179	18%	—	—	9%

(1) Consists of (i) 38,111 shares of common stock and 156,366 shares (restated for the 1-for-15 Reverse Stock Split effective July 5, 2023) of Series 1 Preferred Stock held by 667, L.P. (“667”), (ii) 470,212 shares of common stock and 1,834,117 shares (restated for the 1-for-15 Reverse Stock Split effective July 5, 2023) of Series 1 Preferred Stock held by Baker Brothers Life Sciences, L.P. (“Baker Bros Life Sciences” and, together with 667, the “Funds”), (iii) 40 shares of common stock and 362 shares (restated for the 1-for-15 Reverse Stock Split effective July 5, 2023) of Series 1 Preferred Stock held by FBB Associates (“FBB”), and (iv) 8 shares of common stock and 69 shares (restated for the 1-for-15 Reverse Stock Split effective July 5, 2023) of Series 1 Preferred Stock held by FBB3 LLC (“FBB3”). Baker Bros. Advisors LP (“Adviser”) is the management company and investment adviser to the Funds and has sole voting and investment power with respect to the shares held by the Funds. Baker Bros. Advisors (GP) LLC (“Adviser GP”) is the sole general partner of Adviser. Julian C. Baker and Felix J. Baker are managing members of Adviser GP. Adviser GP, Felix J. Baker, Julian C. Baker and Adviser may be deemed to be beneficial owners of the securities directly held by the Funds. Felix J. Baker and Julian C. Baker are the sole partners of FBB and as such may be deemed to be beneficial owners of the securities owned by FBB. Felix J. Baker and Julian C. Baker are the sole managers of FBB3 and by policy they do not transact in or vote the securities of the Company held by FBB3. The address for the above referenced entities and persons is 860 Washington Street, 3rd Floor, New York, NY 10014.

(2) Consist of (i) 683 shares of common stock held by Mr. Kelley, and (ii) 55,412 shares of common stock issuable to Mr. Kelley pursuant to options exercisable within 60 days of January 31, 2024.

(3) Consists of 4,604 shares of common stock issuable to Mrs. Markovich pursuant to options exercisable within 60 days of January 31, 2024.

(4) Consists of (i) 1,719 shares of common stock held by Ms. Popovits, (ii) 37,514 shares of common stock issuable to Ms. Popovits pursuant to options exercisable within 60 days of January 31, 2024 and, (iii) 12,136 shares of common stock held by MSL FBO Kimberly J. Popovits Patrick J. Popovits TTEE U/AD 05-17-2020 FBO Popovits 2010 Trust (“Popovits Trust”). Ms. Popovits and her spouse are trustees of the Popovits Trust and share voting and dispositive power.

(5) Consists of (i) 7,963 shares of common stock held by Dr. Ismagilov and 44,192 shares of common stock issuable to Dr. Ismagilov pursuant to options exercisable within 60 days of January 31, 2024 and (ii) 9,749 shares of common stock held by Dr. Ismagilov’s spouse.

(6) Consists of (i) 20,345 shares of common stock issuable to Mr. Posard pursuant to options exercisable within 60 days of January 31, 2024 and (ii) 4,167 shares of common stock held by Mr. Posard.

(7) Consists of (i) 20,345 shares of common stock issuable to Dr. Scott pursuant to options exercisable within 60 days of January 31, 2024, (ii) 92,671 shares of common stock held by the Thinking Bench Capital, LLC (“Thinking Bench”) (iii) 20,834 shares of common stock held by the OG Family Trust, u/d/t May 30, 2014 (“OG Trust”), and (iv) 1,379 shares of common stock held by Dr. Scott in a self-directed individual retirement account. Dr. Scott and his spouse are trustees of the OG Trust and share voting and dispositive power over the shares held by the OG Trust. Dr. Scott is the manager and CEO of Thinking Bench and the OG Trust is the sole member of Thinking Bench, accordingly Dr. Scott and his spouse share voting and dispositive power over the shares held by Thinking Bench.

(8) 1,185 shares of common stock issuable to Mr. Cheong pursuant to options exercisable within 60 days of January 31, 2024.

(9) 274 shares of common stock issuable to Mr. Driesman pursuant to options exercisable within 60 days of January 31, 2024.

(10) Includes the shares described in Footnotes (2)-(9).

* Less than one percent.

** 29,863,674 shares of Series 1 convertible preferred stock which is convertible into 1,990,914 shares of common stock, as adjusted for the 1-for-15 Reverse Stock Split effective July 5, 2023. The conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such Series 1 convertible preferred stock decreased in proportion to the 1-for-15 ratio of the Reverse Stock Split. Our Series 1 convertible preferred stock is a voting common stock equivalent, subject to certain limitations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS AND INDEMNIFICATION

The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded $120,000 or, if less, 1% of the average of our total assets as of December 31, 2023 and 2022, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation” above.

Investor Agreements

Stockholder Registration Rights

Pursuant to the amended and restated investor rights agreement, holders of shares of our common stock, including certain holders of five percent of our capital stock and entities affiliated with certain of our directors, are entitled to certain registration rights with respect to their registrable securities. The registration of shares of our common stock pursuant to the exercise of such registration rights would enable the holders to trade these shares without restriction under the Securities Act when the applicable registration statement is declared effective. We are required to pay the registration expenses, other than underwriting discounts and selling commissions, of the shares registered pursuant to the demand, piggyback and Form S-3 registrations described below.

Generally, in an underwritten offering, the Company, based on consultation with the underwriter, if any, may, subject to specified conditions, limit the number of shares the holders may include. The demand, piggyback and Form S-3 registration rights described below will terminate upon the earlier of (i) a deemed “Liquidation Event” (as defined in our amended and restated certificate of incorporation) and (ii) with respect to any particular holder, at such time that such holder can sell its registrable securities under Rule 144 of the Securities Act without restrictions on volume of shares sold and frequency of sales or compliance with Rule 144(c)(1) of the Securities Act during any 90 day period.

Demand Registration Rights

Following October 30, 2022, holders of at least 75% of the registrable securities then outstanding may make a written request that we register all or a portion of their registrable securities, subject to certain specified exceptions. Such request for registration must cover a majority of the registrable securities then outstanding (or a lesser percent if the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $10 million). We are not obligated to effect more than one demand registration.

Piggyback Registration Rights

In the event that we propose to register any of our securities under the Securities Act in an offering, either for our own account or for the account of other security holders, the holders of registrable securities will be entitled to certain “piggyback” registration rights allowing them to include their registrable securities in such registration, subject to specified conditions and limitations.

Form S-3 Registration Rights

The holders of at least 30% of the registrable securities then outstanding can make a written request that we register all or a portion of their registrable securities on Form S-3 if we are qualified to file a registration statement on Form S-3, subject to certain specified exceptions. Such registration on Form S-3 must cover securities with an aggregate offering price to the public of at least $5 million. We are not obligated to effect more than two registrations on Form S-3. As of the date of filing of this Annual Report on Form 10-K, the Company is not currently eligible to register securities on Form S-3.

Consulting Arrangements

In January 2019, we entered into a consulting agreement, as amended in December 2020, with Rustem F. Ismagilov, one of our co-founders and a member of our Board of Directors, pursuant to which Dr. Ismagilov provides general scientific, and strategic consulting regarding our development and commercialization efforts. Pursuant to his amended consulting agreement, Dr. Ismagilov received a consulting fee of $75,000 per year for services rendered, as requested from time to time. Further, pursuant to his amended consulting agreement, Dr. Ismagilov, during a partial sabbatical from Caltech from August 2020 through December 2020, devoted three days per week to support our efforts to complete development of our Talis One system and is entitled to an option to purchase shares of our common stock with a value of $300,000, which option was granted in September 2020. By its terms, unless terminated earlier, the amended consulting agreement expired as of December 31, 2022, however, the parties agreed to terminate this consulting agreement in June 2022. We entered into a new consulting agreement, effective July 2022 through December 31, 2022, which capped Dr. Ismagilov's consulting fees at $40,000.

In January 2023, we entered into a new consulting agreement with Dr. Ismagilov through June 30, 2023, which capped his consulting fees at $20,000.

In July 2023, we entered into a consulting agreement with Heiner Dreismann through January 17, 2024 which capped his consulting fees at $20,000.

Transactions with Members of our Board of Directors

In 2023 and 2022, we granted equity awards and paid compensation to members of our Board of Directors as further described in “Executive and Director Compensation—Director Compensation.”

Agreements with Baker Brothers

Nominating Agreement

On November 1, 2019, we entered into a nominating agreement (the “Nominating Agreement”), with Baker Brothers Life Sciences, L.P. and 667, L.P. (together, “Baker Brothers”). Pursuant to the Nominating Agreement, during the period beginning at the closing our initial public offering until such time as Baker Brothers no longer beneficially owns at least 354,474 shares (as converted from 5,317,097 shares of our common stock to reflect the 1-for-15 Reverse Stock Split and subject to adjustment for future stock splits, combinations, recapitalizations and similar transactions), of our common stock (the “Initial Period”), we will have the obligation to support the nomination of, and to cause our Board of Directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers (each, a “Baker Designee”) and during the period beginning at the closing of our initial public offering until such time as Baker Brothers no longer beneficially owns at least 132,928 shares (as converted from 1,993,91 shares of our common stock to reflect the 1-for-15 Reverse Stock Split and subject to adjustment for future stock splits, combinations, recapitalizations and similar transactions) of our common stock (together with the Initial Period, the “Nominating Period”), we will have the obligation to support the nomination of, and to cause our Board of Directors to include in the slate of nominees recommended to our stockholders for election one Baker Designee, unless a majority of our disinterested directors reasonably and in good faith determines that such Baker Designee would not be qualified to serve as our director under law, rules of the stock exchange on which our shares are listed, our Bylaws, or any of our company policies. In such case, we would notify Baker Brothers sufficiently in advance of the date on which the proxy materials related to such Baker Designee are to be mailed to enable Baker Brothers to propose a replacement Baker Designee. If a Baker Designee resigns his or her seat on our Board of Directors or is removed or does not become a director for any reason, the vacancy will be filled by the election or appointment of another Baker Designee as soon as reasonably practicable, subject to compliance with applicable laws, rules and regulations.

Furthermore, during the Nominating Period, we will have the obligation to invite one Board of Directors observer designee of Baker Brothers, to attend all meetings of our Board of Directors and all meetings of the committees of our Board of Directors as a nonvoting observer. The Nominating Agreement automatically terminates upon the earlier of (i) such time as Baker Brothers, together with its affiliates, no longer beneficially owns at least 88,619 shares (as converted from 1,329,274 shares of our common stock to reflect the 1-for-15 Reverse Stock Split and subject to adjustment for future stock splits, combinations, recapitalizations and similar transactions) of our common stock, (ii) the consummation of an “Acquisition” as defined in our fourth amended and restated certificate of incorporation (as in effect on the date of the Nominating Agreement) and (iii) mutual consent of the parties.

Baker Bros Registration Rights Agreement

On March 26, 2021, we entered into a registration rights agreement (the “Baker Bros Registration Rights Agreement”) with Baker Brothers (each, an “Investor”), pursuant to which each Investor is entitled to certain resale registration rights with respect to certain registrable securities held by such Investor. Following a request by any Investor made after February 1, 2022, we are obligated to file a resale registration statement on Form S-3, or other appropriate form, covering the registrable securities held by Baker Brothers, subject to certain specified exceptions. On May 10, 2022, we filed a registration rights statement on Form S-3 with the SEC to register the registrable securities pursuant to the Baker Bros Registration Rights Agreement, which registration statement was declared effective on May 24, 2022 (the “Resale Shelf Registration Statement”). Baker Brothers also has the right to one underwritten offering per calendar year, but no more than three underwritten offerings in total and no more than two underwritten offerings or block trades in any twelve-month period, to effect the sale or distribution of their registrable securities, subject to specified exceptions, conditions and limitations. We are required to pay the registration expenses, other than underwriting discounts and selling commissions, incurred in connection with the registrations described above. The Baker Bros Registration Rights Agreement also includes customary indemnification obligations in connection with registrations described above. The agreement will automatically terminate once all registrable securities cease to be registrable securities pursuant to the terms of the agreement. In March 2024, the Resale Shelf Registration Statement was terminated because the Company was no longer eligible to register securities on Form S-3 (the “Demand Registration Statement”). On March 25, 2024, the Company entered into a Waiver of Registration Rights (the “Waiver Agreement”) with Baker Brothers Life Sciences L.P. and 667, L.P. to obtain a waiver of the registration rights relating to all of these securities previously registered for resale by the Demand Registration Statement. This Waiver Agreement is effective for a period of thirty (30) days from the filing of this Form 10-K.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our Bylaws provide that we will indemnify each of our directors and officers to the extent not prohibited by the Delaware General Corporation Law or other applicable law, subject to certain exceptions. Our amended and restated certificate of incorporation and Bylaws also provide us with discretion to indemnify our employees and other agents to the fullest extent permitted by applicable law.

We have also entered, and intend to continue to enter, into separate indemnification agreements with each of our directors, officers and certain employees and other agents. The indemnification agreements provide, among other things, that we will indemnify such director, officer, employee or other agent, under the circumstances and to the extent provided for in the agreement, against any and all expenses and liabilities incurred by such director, officer, employee or other agent in any actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer, employee or other agent of the Company, and otherwise to the fullest extent permitted by law. In addition, the indemnification agreements provide that, to the fullest extent permitted by law, we will advance all expenses incurred by such director, officer, employee or other agent in connection with any such action or proceeding.

Policies and Procedures for Transactions with Related Persons

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are, were or will be participants involving an amount that exceeds $120,000 or, if less, 1% of the average of our total assets at year-end for the prior two completed fiscal years. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than five percent of our voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services by Ernst & Young LLP for the audit of the Company’s financial statements for the years ended December 31, 2023 and December 31, 2022 and fees billed for other services rendered by Ernst & Young LLP during these periods.

	Fiscal Year Ended
	2023	2022
	(in thousands)
Audit Fees(1)	$540	$625
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	2	2
Total Fees	$542	$627

(1) Audit fees of Ernst & Young LLP for the years ending December 31, 2023 and 2022 were for professional services rendered for the audits of our financial statements, including accounting consultation, reviews of quarterly financial statements and professional services rendered in connection with our registration statements.

(2) All other fees of Ernst & Young LLP for the years ending December 31, 2023 and 2022 were for publication and online subscriptions of training materials offered by Ernst & Young LLP.

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
Exhibits. An index of Exhibits can be found in the exhibit index on page 139 of this report.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40047), filed with the SEC on February 17, 2021).

3.2

Certificate of Amendment to Certificate of Incorporation of the Registrant dated June 30, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40047), filed with the SEC on July 5, 2023).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40047), filed with the SEC on February 17, 2021).

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

10.18*

Lease Termination Agreement, dated March 17, 2023, by and between the Registrant and Westport Office Park, LLC. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-40047), filed with the SEC on March 22, 2023).

10.19*

Sublease, dated March 17, 2023, by and between the Registrant and Kriya Therapeutics, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-40047), filed with the SEC on March 22, 2023).

10.20*

Consent to Sublease, dated March 17, 2023, by and between the Registrant, Westport Office Park, LLC, and Kriya Therapeutics, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-40047), filed with the SEC on March 22, 2023).

10.21*

Termination and Release Agreement, dated March 22, 2023, by and between the Registrant and thinXXS Microtechnology AG. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-40047), filed with the SEC on March 22, 2023).

10.22*

License Agreement, dated March 22, 2023, by and between the Registrant and thinXXS Microtechnology AG. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-40047), filed with the SEC on March 22, 2023).

10.23

Offer Letter dated July 27, 2023 by and between the Registrant and Andrew Lukowiak (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40047), filed with the SEC on August 2, 2023).

10.24	Waiver of Registration Rights entered into as of March 25, 2024 by and between the Registrant and Baker Brothers Life Sciences L.P. and 667, L.P.

19.1	Insider Trading Policy

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant determined (i) the omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: March 28, 2024	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Kelley and Rebecca L. Markovich and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Kelley	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 28, 2024
Robert J. Kelley

/s/ Rebecca L. Markovich	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)	March 28, 2024
Rebecca L. Markovich

/s/ Heinrich Dreismann, Ph.D.	Member of the Board of Directors	March 28, 2024
Heinrich Dreismann, Ph.D.

/s/ Rustem F. Ismagilov, Ph.D.	Member of the Board of Directors	March 28, 2024
Rustem F. Ismagilov, Ph.D.

/s/ Kimberly J. Popovits	Member of the Board of Directors	March 28, 2024
Kimberly J. Popovits

/s/ Matthew L. Posard	Member of the Board of Directors	March 28, 2024
Matthew L. Posard

/s/ Raymond Cheong	Member of the Board of Directors	March 28, 2024
Raymond Cheong

/s/ Randal Scott, Ph.D.	Member of the Board of Directors	March 28, 2024
Randal Scott, Ph.D.