Form 10-Q
period 2024-03-31
Talis Biomedical Corp
filed 2024-05-08
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 31,685,827 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 1,822,153 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock which is convertible into 1,990,914 shares of common stock, as adjusted for the 1-for-15 Reverse Stock Split effective July 5, 2023. The conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such Series 1 convertible preferred stock decreased in proportion to the 1-for-15 ratio of the Reverse Stock Split. Our Series 1 convertible preferred stock is a voting common stock equivalent, subject to certain limitations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,337	$76,732
Accounts receivable, net	6	50
Prepaid expenses and other current assets	827	901
Total current assets	71,170	77,683
Property and equipment, net	1,628	3,030
Operating lease right-of-use-assets	8,154	12,419
Other long-term assets	1,542	1,542
Total assets	$82,494	$94,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,619	$1,339
Accrued compensation	1,958	3,836
Accrued liabilities	992	715
Operating lease liabilities, current portion	2,902	2,882
Total current liabilities	9,471	8,772
Operating lease liabilities, long-term portion	16,339	16,786
Total liabilities	$25,810	$25,558
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 29,863,674 shares issued and outstanding as of March 31, 2024 and December 31, 2023; aggregate liquidation preference of $3 as of March 31, 2024 and December 31, 2023	3	3
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 1,822,153 and 1,821,986 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	609,677	609,074
Accumulated deficit	(552,996)	(539,961)
Total stockholders’ equity	56,684	69,116
Total liabilities and stockholders’ equity	$82,494	$94,674

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Grant revenue	$—	$1,081
Product revenue, net	73	137
Total revenue, net	73	1,218
Operating expenses:
Cost of products sold	6	20
Research and development	2,533	13,796
Selling, general and administrative	11,651	6,399
Total operating expenses	14,190	20,215
Loss from operations	(14,117)	(18,997)
Other income, net	1,082	1,166
Net loss and comprehensive loss	$(13,035)	$(17,831)
Net loss per share, basic and diluted	$(7.15)	$(9.84)
Weighted average shares used in the calculation of net loss per share, basic and diluted	1,822,050	1,812,723

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2023	29,863,674	$3	1,821,986	$—	$609,074	$(539,961)	$69,116
Issuance of common stock upon exercise of stock options	—	—	167	—	2	—	2
Stock-based compensation expense	—	—	—	—	601	—	601
Net loss	—	—	—	—	—	(13,035)	(13,035)
Balance at March 31, 2024	29,863,674	$3	1,822,153	$-	$609,677	$(552,996)	$56,684

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2022	29,863,674	$3	1,811,396	$3	$604,690	$(477,954)	$126,739
Issuance of common stock for restricted stock units	—	—	233	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	4,560	—	33	—	33
Stock-based compensation expense	—	—	—	—	1,183	—	1,183
Net loss	—	—	—	—	—	(17,831)	(17,831)
Balance at March 31, 2023	29,863,674	$3	1,816,189	$3	$605,906	$(495,785)	$110,124

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(13,035)	$(17,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	601	1,183
Depreciation and amortization	262	174
Non-cash lease expense	403	785
Impairment of long-lived assets	4,971	—
Changes in operating assets and liabilities:
Accounts receivable	43	182
Prepaid expenses and other current assets	76	1,291
Accounts payable	2,280	(148)
Accrued expenses and other liabilities	(2,028)	(2,101)
Net cash used in operating activities	$(6,427)	$(16,465)
Investing activities
Proceeds from disposal of property and equipment	30	—
Purchase of property and equipment	—	(24)
Net cash provided by/(used in) investing activities	$30	$(24)
Financing activities
Proceeds from stock option exercises	2	—
Proceeds from issuance of common stock under employee stock plans	—	33
Net cash provided by financing activities	$2	$33
Net decrease in cash, cash equivalents and restricted cash	(6,395)	(16,456)
Cash, cash equivalents and restricted cash at beginning of period	78,274	131,967
Cash, cash equivalents and restricted cash at end of period	$71,879	$115,511
Supplemental disclosure of noncash investing and financing activities
Remeasurement of operating lease right-of-use asset for lease modification	$—	$(18,696)

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	March 31,
	2024	2023
Cash and cash equivalents	$70,337	$112,959
Restricted cash	—	1,010
Restricted cash – other long-term assets	1,542	1,542
Total cash, cash equivalents and restricted cash	$71,879	$115,511

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

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including a net loss of $13.0 million for the three months ended March 31, 2024.

Management expects to continue to incur additional losses in the foreseeable future while the Board of Directors considers strategic alternatives for the Company, including without limitation, equity or debt financing alternatives, an acquisition, merger, reverse merger, divestiture of assets, licensing or other strategic transactions and a voluntary reorganization, dissolution or liquidation of the Company. The Company’s activities are subject to significant risks and uncertainties, including failing to secure a strategic alternative or additional funding to continue to develop the Company’s current technology and to achieve clinical approval of its products.

As of March 31, 2024 the Company had unrestricted cash and cash equivalents of $70.3 million and $1.5 million of restricted cash. The Company expects its existing unrestricted cash and cash equivalents will be sufficient to fund its operations through at least one year from the date these financial statements are issued. The Company expects to finance its future operations with its existing unrestricted cash and cash equivalents and through one or more possible strategic alternatives. However, there is no guarantee that any of these strategic opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the

Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. The results for any interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any future period.

The condensed balance sheet presented as of December 31, 2023 has been derived from the audited financial statements as of that date. The condensed financial statements and notes as presented do not contain all information that is included in the annual financial statements and notes thereto of the Company. The condensed financial statements and notes included in this Quarterly Report should be read in conjunction with the financial statements and notes included in the Company’s 2023 Annual Report on Form 10-K (Annual Report) filed with the SEC.

The significant accounting policies used in preparation of these condensed financial statements as of and for the three months ended March 31, 2024 are consistent with those described in our Annual Report.

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

Operating lease impairment charges reduces the carrying value of the associated right-of-use assets to their estimated fair values. The fair values are estimated using a discounted cash flows approach on forecasted future cash flows derived from current market data including discount rate, rent and rent escalation rates, downtime and abatement assumptions. The fair value of our right-of-use assets may change as a result of a change in any of these inputs.

As the Company’s market capitalization is below the carrying value of equity, the Company regularly assesses if its long-lived assets are impaired by comparing the estimated fair value of the long-lived assets to their respective carrying amounts. During the three months ended March 31, 2024, the Company recorded long-lived asset impairment charges of $1.1 million related to property and equipment and $3.9 million related to right-of-use assets within selling, general and administrative expenses in the condensed statement of operations and comprehensive loss. The impairment losses primarily relate to the right-of-use asset and property and equipment that the Company used in its operations at its Redwood City laboratory and office facility prior to its decision to abandon this location and consolidate all of its operations to its Chicago office during the three months ended March 31, 2024.

There were no impairment charges recorded for the three months ended March 31, 2023.

New accounting pronouncements

Recently issued accounting pronouncements

There are no accounting pronouncements pending at March 31, 2024 that we expect to have a material impact on our financial statements or disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the three months ended March 31, 2024.

3. Fair value measurement

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$63,009	$—	$—	$63,009
Total assets measured at fair value	$63,009	$—	$—	$63,009

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$72,143	$—	$—	$72,143
Total assets measured at fair value	$72,143	$—	$—	$72,143

4. Balance sheet components

November 2023 RIF liability

On November 14, 2023, in connection with our plans to consider strategic alternatives, reduce costs and preserve cash, we announced a reduction in force of approximately 90% of our work force ("November 2023 RIF"). As part of these actions, we provided notices to the impacted employees under the Worker Adjustment and Retraining Act ("WARN Act") for job eliminations that occurred through March 2024.

During the three months ended March 31, 2024, we incurred $0.2 million of expenses related to the November 2023 RIF which consisted primarily of costs related to retention agreements for employees if they maintain satisfactory job performance and remain employed with the Company through the completion of a sale, merger or a voluntary reorganization, liquidation or dissolution of the Company. Expenses related to the November 2023 RIF are included in Selling, general and administrative and Research and development expenses in the condensed statement of operations and comprehensive loss.

Depending on the outcome of our plans to consider strategic alternatives, the Company expects to incur approximately $0.5 million of additional expenses related to the November 2023 RIF, substantially all of which will consist of charges related to the staff reduction.

The following table summarizes the activity for the November 2023 RIF accrued liability (in thousands):

Three Months ended March 31, 2024
Balance at December 31, 2023	$2,330
Charges	242
Cash Payments	(1,527)
Balance at March 31, 2024	$1,045

The November 2023 RIF accrued liability is included in Accrued Compensation on the condensed balance sheet.

5. Revenue

Product revenue, net

The Company operates in one reportable segment. There were no sales to customers outside of the United States during the three months ended March 31, 2024 and 2023.

Grant revenue and receivables

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. There is $0.4 million in additional funding available under the grant as of March 31, 2024, which the Company does not expect to fully utilize.

The Company did not recognize any revenue related to this grant during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized $1.1 million of revenue related to this grant.

6. Commitments and contingencies

Operating leases

In March 2023, the Company entered into a lease termination agreement with the landlord of its former Redwood City, CA facility. The original term of the lease commenced in June 2022 and was for an initial term of 10.5 years. As a result of this modification, the Company remeasured the lease liability and the corresponding right-of-use asset resulting in a reduction of each by $18.7 million. The Company incurred immaterial customary termination and broker fees during the three months ended March 31, 2023. The lease of our former Redwood City, CA facility was terminated on May 12, 2023.

In March 2023, the Company entered into a sublease for laboratory and office space in its current Redwood City, CA facility. The sublease is for a term of 7 years, with no option to extend. The minimum annual commitment under the new sublease is approximately $1.0 million with fixed escalations of 3.5% per annum. The sublease commenced for accounting purposes on May 1, 2023 and the Company recorded a lease liability and corresponding right-of-use asset and liability of $7.3 million. While the sublease is still in effect, in November 2023, the Company decided to cease operations in its Redwood City facility. During the three months ended March 31, 2024, the Company abandoned the Redwood City, CA facility and consolidated all of its operations to its Chicago office.

The Company recorded long-lived asset impairment charges related to right-of-use asset for its Redwood City laboratory and office facility of $3.9 million during the three months ended March 31, 2024. There were no impairment charges recorded during the three months ended March 31, 2023. Refer to Note 2, “Long-lived asset impairment” for more information.

The undiscounted future lease payments for operating leases as of March 31, 2024 are as follows (in thousands):

Operating Leases
2024 (remainder)	2,237
2025	3,055
2026	3,144
2027	3,235
2028	3,329
2029 and thereafter	9,177
Total future minimum lease payments	24,177
Less: imputed interest	(4,936)
Present value of operating lease liabilities	19,241
Less: current portion of lease liabilities	(2,902)
Noncurrent portion of lease liabilities	$16,339

Standby letters of credit

In January 2022, in conjunction with the Company’s former Redwood City, CA operating lease, the Company entered into a standby letter of credit (LOC) in the amount of $1.0 million to secure the lease through its expiration. In March 2023, the Company entered into a lease termination agreement with the landlord of its former Redwood City, CA facility, which accelerated the lease termination date to May 12, 2023. The Company is required to maintain a cash balance of $1.0 million as collateral for the LOC until all criteria in the termination agreement have been met. During the third quarter of 2023 all the criteria in the termination agreement were met and the landlord released the LOC of $1.0 million, which is now classified within cash and cash equivalents on the condensed balance sheet at March 31, 2024 as compared to restricted cash at March 31, 2023.

In March 2023, the Company entered into a sublease for a future laboratory and office space in a Redwood City, CA facility. The Company is required to hold a LOC in the amount of $0.7 million to secure this lease through expiration. The Company is required to maintain a cash balance of $0.7 million as collateral for the LOC, which has been classified in other long-term assets on the condensed balance sheet at March 31, 2024, because it is unavailable for a period longer than one year from the balance sheet date.

In conjunction with the Chicago, IL laboratory and office space lease, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified in other long-term assets on the condensed balance sheet at March 31, 2024, because it is unavailable for a period longer than one year from the balance sheet date.

The Company has not drawn upon any LOC through March 31, 2024.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also provides indemnification to directors and officers of the Company to the maximum extent permitted under applicable Delaware law. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2024, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

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

On or about January 7, 2022, John Modrak filed a class action in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and J.P. Morgan Securities LLC, BofA Securities, Inc., Piper Sandler & Co., and BTIG, LLC, underwriters of the Company’s February 2021 initial public offering (“IPO”), captioned as Modrak v. Talis Biomedical Corp., et al., No. 3:22-cv-00105, purportedly on behalf of shareholders who purchased shares of the Company’s stock that were registered in the Company’s IPO. On February 18, 2022, Karen Mitcham filed a substantively identical lawsuit in the same court captioned as Mitcham v. Talis Biomedical Corp., et al., No. 3:22-cv-01039-JD, against the Company, and the same officers and directors as the Modrak lawsuit. These two cases were consolidated and co-lead plaintiffs were appointed as mandated by the applicable federal securities laws. On December 9, 2022, the Court granted the Company’s motion to dismiss and gave plaintiffs leave to amend their consolidated complaint. On January 13, 2023, the plaintiffs filed an amended complaint, asserting claims for violation of Section 11 of the Securities Act of 1933 (“Securities Act”) against all defendants and Section 15 of the Securities Act against the individual defendants. The amended complaint alleges that the Company’s registration statement and prospectus issued in connection with the Company’s IPO was false and misleading, and omitted to state material adverse facts, related to (1) instrument manufacturing, (2) the reliability and accuracy of the Company’s Talis One COVID-19 test, and (3) the comparator test used in the Company’s primary study in support of its EUA application for the Talis One COVID-19 Test System. The amended complaint seeks unspecified damages under Sections 11 and 15 of the Securities Act, reasonable attorneys’ fees, and other costs. The amended complaint does not assert claims against the above referenced underwriters. On April 28, 2023, the Court denied our motion to dismiss. On February 9, 2024, the Court certified the class and appointed plaintiff Martin Dugan as class representative. Discovery is ongoing. Trial is currently set for February 24, 2025. The Company has not recorded an accrual related to this matter as of March 31, 2024 as it determined that any such loss contingency was not probable or reasonably estimable.

On or about March 29, 2024, Kriya Therapeutics, Inc., filed an action in the Superior Court of the State of California, County of San Mateo, against the Company captioned Kriya Therapeutics, Inc. v. Talis Biomedical Corporation, Case No. 24-CIV-01947. The complaint alleges that the Company breached the March 2023 sublease for laboratory and office space in its current Redwood City, CA facility referenced above by: (i) allegedly failing to pay rent and other costs allegedly due under the sublease; (ii) allegedly abandoning the premises; and (iii) allegedly failing to maintain certain maintenance agreements for the premises. The complaint seeks unspecified damages, pre- and post-judgment interest, costs of suit including attorneys’ fees and other unspecified costs. The Company’s response to the complaint is due on May 9, 2024. The action has been assigned for all purposes to the Honorable V. Raymond Swope in Department 23 of the Superior Court for the State of California, County of San Mateo. An initial case management conference has been set before the Civil Commissioner of the court for August 28, 2024. No trial date has been set in the action. The Company has not recorded an accrual related to this matter as of March 31, 2024 as it determined that any such loss contingency was not probable or reasonably estimable. In accordance with the provisions of Accounting Standards Codifications (ASC), Topic 842, Leases, the Company recognized a liability for all unpaid lease payments.

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

Convertible preferred stock

As of March 31, 2024 and December 31, 2023 there were 29,863,674 shares of Series 1 convertible preferred stock issued and outstanding. There were 60,000,000 shares of Series 1 convertible preferred stock with a par value of $0.0001 per share authorized as of March 31, 2024 and December 31, 2023.

The Reverse Stock Split had no impact on the number of shares of the Company’s Series 1 convertible preferred stock issued and outstanding. However, the conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such Series 1 convertible preferred stock decreased in proportion to the 1-for-15 ratio. The rights and privileges of the holders of shares of Series 1 convertible preferred stock are unaffected by the Reverse Stock Split.

8. Stock-based compensation

Effective July 5, 2023, the Company completed a 1-for-15 Reverse Stock Split of its issued and outstanding shares of common stock, as further described in Note 1 and Note 7. All stock options and restricted stock units outstanding immediately prior to the Reverse Stock Split, as well as strike price and fair value amounts, were adjusted pursuant to the terms of the Company’s equity incentive plans to give effect to the Reverse Stock Split. The number of shares of common stock issuable upon the exercise of each stock option and the settlement of each restricted stock unit decreased in proportion to the 1-for-15 ratio and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans was proportionately adjusted to give effect to the Reverse Stock Split.

Stock options

A summary of stock option activity during the three months ended March 31, 2024 is as follows:

	Number of Units Outstanding	Weighted Average Strike Price per Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	718,230	$38.28	8.6	$—
Granted	—	$-
Exercised	(167)	$7.43		$—
Forfeited	(160,187)	$12.26
Expired	(3,274)	$63.35
Outstanding at March 31, 2024	554,602	$45.66	7.8	$—
Options vested and expected to vest at March 31, 2024	554,602	$45.66	7.8	$178
Options vested and exercisable at March 31, 2024	326,093	$59.66	7.3	$138

As of March 31, 2024, the total unrecognized stock-based compensation related to stock options was $3.5 million, which is expected be recognized over a weighted-average period of approximately 2 years. During three months ended March 31, 2024, $1.3 million of unrecognized stock-based compensation expense was cancelled as a result of stock option forfeitures related to the November 2023 RIF. See Note 4 for more information. Total options vested during the three months ended March 31, 2024 were 47,588 with a total fair value of $0.9 million.

Restricted stock units

A summary of RSU activity during the three months ended March 31, 2024 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value (per RSU)
Outstanding at December 31, 2023	14,484	$37.43
Granted	—	$—
Vested	(57)	$18.40
Forfeited	(11,520)	$37.39
Outstanding at March 31, 2024	2,907	$37.95

As of March 31, 2024, the total unrecognized stock-based compensation related to RSUs was $0.1 million, which is expected to be recognized over a weighted average period of approximately 2 years. During the three months ended March 31, 2024, $0.4 million of unrecognized stock-based compensation expense was cancelled as a result of RSU forfeitures related to the November 2023 RIF. See Note 4 for more information. Outstanding RSUs as of March 31, 2024 include 57 RSUs that were vested, but not yet delivered.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development *	$(3)	$231
Selling, general and administrative *	604	952
Total stock-based compensation	$601	$1,183

* Net of forfeitures that are accounted for as they occur.

9. Related-party transactions

Registration rights

In March 2021, the Company entered into a registration rights agreement (the Registration Rights Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (the Baker Funds), holders of the Company’s Series 1 convertible preferred stock and related parties. The obligations of the Company regarding such registration rights include, but are not limited to, file a registration statement with the SEC for the registration of registrable securities, reasonable efforts to cause such registration statement to become effective, keep such registration statement effective for up to 30 days, prepare and file amendments and supplements to such registration statement and the prospectus used in connection with such registration statement, and notify each selling holder, promptly after the Company receives notice thereof, of the time when such registration statement has been declared effective or a supplement to any prospectus forming a part of such registration statement has been filed. The terms of the Registration Rights Agreement provide for the payment of certain expenses related to the registration of the shares, including a capped reimbursement of legal fees of a single special counsel for the holders of the shares, but do not impose any obligations for the Company to pay additional consideration to the holders in case a registration statement is not declared effective. On May 10, 2022, the Company filed a registration statement on Form S-3 with the SEC to register the registrable securities pursuant to the Registration Rights Agreement, which registration statement was declared effective on May 24, 2022 (the “Resale Shelf Registration Statement”). Under the Registration Rights Agreement, the Baker Funds also have the right to one underwritten offering per calendar year, but no more than two underwritten offerings or block trades in any twelve-month period, to effect the sale or distribution of their registrable securities, subject to specified exceptions, conditions and limitations. The Registration Rights Agreement also includes customary indemnification obligations in connection with registrations conducted pursuant to the Registration Rights Agreement. In March 2024, the Resale Shelf Registration Statement was terminated because the Company was no longer eligible to register securities on Form S-3 and the Baker Funds waived their rights under the Registration Rights Agreement for a period of thirty (30) days. On April 29, 2024, The Baker Funds agreed to extend this waiver through May 27, 2024.

10. Net loss per share

Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss – basic and diluted	$(13,035)	$(17,831)
Denominator:
Weighted – average number of shares of common stock outstanding – basic and diluted	1,822,050	1,812,723
Net loss per share – basic and diluted	$(7.15)	$(9.84)

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

	As of March 31,
	2024	2023
Series 1 convertible preferred stock *	29,863,674	29,863,674
Options to purchase common stock	554,602	772,813
Unvested RSUs	2,907	20,086
Total	30,421,183	30,656,573

* The conversion ratio of the Company’s Series 1 convertible preferred stock has been adjusted to proportionally reflect the 1-for-15 Reverse Stock Split upon conversion. See Note 1 for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 28, 2024 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of the Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

Recent Developments

In November 2023, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions, the Company decided to cease operations in its Redwood City, CA laboratory and office facility and consolidate operations to its Chicago facility and to consider strategic alternatives. In addition, on November 14, 2023, we announced that we have retained TD Cowen, an investment bank, to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing or other strategic transactions and a voluntary reorganization, dissolution or liquidation of the Company. However, there is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. If we are unable to complete a strategic transaction within a reasonable timeframe or at all, then we may cease all operations and seek stockholder approval to voluntarily dissolve and liquidate the Company. We do not expect to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have concluded that disclosure is appropriate or legally required.

In connection with the evaluation of strategic alternatives and in order to extend our cash, we implemented a cost-savings plan that included a reduction in force of approximately 90% of our positions, with the remaining employees focusing primarily on supporting the exploration and potential completion of strategic alternatives as well as preserving limited manufacturing capabilities to have the ability to support minimal research and development functions throughout this process.

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

We had been developing Talis One tests to address some of the most critical infectious diseases in women’s and sexual health with a targeted product menu and disciplined regulatory strategy to minimize risk and accelerate time to first commercial launch. However, in November 2023, our Board of Directors decided to pursue strategic alternatives and cease continued development of our test menu, consisting of a respiratory panel for influenza A, influenza B and COVID-19; Chlamydia trachomatis, Neisseria gonorrhoeae, and Trichomonas vaginalis (CT/NG/TV); herpes simplex virus (HSV); and vaginal infections including bacterial vaginosis (Vaginal Infections Panel) and are focused primarily on pursuing strategic alternatives.

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

We outsourced a substantial portion of our manufacturing. Design work, prototyping and pilot manufacturing were performed in-house before outsourcing to third-party contract manufacturers. Our outsourced production strategy was intended to drive rapid scalability. Certain of our suppliers of components and materials were single source suppliers. To support a commercial launch, we invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determined to not have an alternative future use have been expensed.

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

We have incurred recurring losses since our inception, including net losses of $13.0 million and $17.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $553.0million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

•
consider strategic alternatives;
•
obtain, maintain, protect and enforce our intellectual property portfolio;
•
defend the stockholder litigation and any other litigation that may arise in the future; and
•
experience delays or encounter issues with any of the above.

As of March 31, 2024, we had unrestricted cash and cash equivalents of $70.3 million. Based on our planned operations, we expect that our unrestricted cash and cash equivalents of $70.3 million as of March 31, 2024 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued. We expect to finance our future operations with our existing cash and cash equivalents and through one or more possible strategic alternatives. However, there is no guarantee that any of these strategic opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

In March 2023, in order to support our long-term financial objectives, we terminated our former lease for laboratory and office space in Redwood City, CA and entered into a sublease for new laboratory and office space in Redwood City, CA. This move reduced our facilities footprint by two-thirds, and we expected approximately $9.0 million of cash savings on a discounted basis over the life of the lease. While the sublease is still in effect, in November 2023, we decided to cease operations in our Redwood City laboratory and office facility and have consolidated all of our operations to our Chicago office during the three months ended March 31, 2024.

In November 2023, in connection with our plans to consider strategic alternatives, reduce costs and preserve cash, we announced a reduction in force of approximately 90% of our work force ("November 2023 RIF"). As part of these actions, we provided notices to the impacted employees under the Worker Adjustment and Retraining Act ("WARN Act") for job eliminations that occurred through March 2024.

During the three months ended March 31, 2024, we incurred $0.2 million of expenses related to the November 2023 RIF which consisted primarily of costs related to retention agreements for employees if they maintain satisfactory job performance and remain employed with the Company through the completion of a sale, merger or voluntary reorganization, liquidation or dissolution of the Company. Expenses related to the November 2023 RIF are included in Selling, general and administrative and Research and development expenses in the condensed statement of operations and comprehensive loss.

Depending on the outcome of our plans to consider strategic alternatives, we expect to incur approximately $0.5 million of additional expenses related to the November 2023 RIF, substantially all of which will consist of charges related to the staff reduction.

Reverse Stock Split

On June 30, 2023, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of the shares of our common stock, par value $0.0001 per share, effective as of 5:00 p.m., Eastern Time, on July 5, 2023 (the “Reverse Stock Split”). On this date, every 15 issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The number of outstanding shares of common stock was reduced from approximately 26.9 million shares to approximately 1.8 million shares.

The Reverse Stock Split did not change our authorized shares of common stock or Series 1 convertible preferred stock, which remained at 200,000,000 and 60,000,000 shares, respectively. The Reverse Stock Split did not change the par value of the common stock. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock units and the number of shares authorized and reserved for issuance pursuant to our equity incentive plans. Additionally, the Reverse Stock Split had no impact on the number of shares of our Series 1 convertible preferred stock issued and outstanding. However, the conversion ratio of the outstanding Series 1 convertible preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-15 split ratio.

All share and per share amounts for common stock in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital.

Components of our results of operations

Revenue

To date, we have not generated any revenue from sales of our Talis One system. As a result of the announcement in November 2023 to consider strategic alternatives, we no longer plan to commercialize the Talis One system.

Product revenue, net

In January 2022, we began distributing the Antigen Tests. We currently derive all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications (ASC), Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. This program concluded as of December 31, 2022, as the majority of sales of Antigen Tests occurred during 2022. However, during the three months ended March 31, 2024 and 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests already on hand.

Grant revenue

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. There is $0.4 million in additional funding available under the grant as of March 31, 2024, which we do not expect to fully utilize.

The Company did not recognize any revenue related to this grant during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized $1.1 million of revenue related to this grant.

This grant is not in the scope of the contracts with customers accounting guidance as the government entities and/or government-sponsored entities are not customers under the agreements.

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

Other income (expense)

Other income (expense), net consists primarily of interest income on cash deposits held at financial institutions, gains and losses on holdings invested in money market funds and gains and losses on the disposal of property and equipment.

Results of operations

Comparison for the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenue
Grant revenue	$—	$1,081	$(1,081)
Product revenue, net	73	137	(64)
Total revenue, net	73	1,218	(1,145)
Operating expenses:
Cost of product sold	6	20	(14)
Research and development	2,533	13,796	(11,263)
Selling, general and administrative	11,651	6,399	5,252
Total operating expenses	14,190	20,215	(6,025)
Loss from operations	(14,117)	(18,997)	4,880
Other income, net	1,082	1,166	(84)
Net loss and comprehensive loss	$(13,035)	$(17,831)	$4,796

Grant revenue and product revenue, net

Grant revenue relates to the NIH grant. The Company did not recognize any revenue related to this grant during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized $1.1 million of revenue related to this grant.

We began to generate product sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The change in product revenue, net is driven by the conclusion of the program at the end of 2022. During the three months ended March 31, 2024 and 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests already on hand.

Cost of product sold

The decrease in product revenue and cost of product sold during the three months ended March 31, 2024 is due to increased volume in units sold during the three months ended March 31, 2023 whereas we did not conduct similar product revenue generating activities during the same period in 2024.

Research and development expenses

Research and development expenses for the three months ended March 31, 2024 and 2023 were $2.5 million and $13.8 million, respectively, a decrease of $11.3 million. Substantially all of our research and development expenses incurred were related to the development of and manufacturing scale-up for the Talis One system including tests to detect COVID-19 as well as other respiratory, women’s health and sexual health tests. The decline of $11.3 million was driven by a reduction of $3.2 million in payroll and related expenses as a result of the November 2023 RIF and a decrease of $3.4 million in manufacturing costs as we ceased substantially all of our research and development and manufacturing activities while our Board of Directors considers strategic alternatives.

We incurred $2.0 million of expense during the three months ended March 31, 2023 to purchase a license for patents, cartridge raw materials and components in connection with the termination of our supply agreement with a contract manufacturer which we did not incur during the same period in 2024. A decrease of $1.3 million in pre-launch inventory costs and a decrease of $1.1 million in costs for the use of outside services also contributed to the decrease in research and development expenses for the three months ended March 31, 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.7 million for three months ended March 31, 2024, compared to $6.4 million for the three months ended March 31, 2023, an increase of $5.3 million. This increase was primarily due to the long-lived asset impairment charges of $1.1 million related to property and equipment and $3.9 million related right-of-use assets recorded during the three months ended March 31, 2024. There was no impairment charge recorded for the three months ended March 31, 2023. An increase of $2.0 million in legal fees also contributed to the increase in selling, general and administrative expenses for the three months ended March 31, 2024. These increases were partially offset by a reduction of $1.6 million in payroll and related expenses as a result of the November 2023 RIF.

Liquidity and capital resources

Sources of liquidity

As of March 31, 2024, we had unrestricted cash and cash equivalents of $70.3 million. We have funded our operations primarily through public equity offerings, private placements of equity securities and through government grants. We believe our unrestricted cash and cash equivalents balance as of March 31, 2024 is sufficient to fund our operations for at least the next 12 months from the date our financial statements are issued. We expect to finance our future operations with our existing unrestricted cash and cash equivalents and through one or more possible strategic alternatives. However, there is no guarantee that any of these strategic opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

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

In November 2023, in connection with our plans to consider strategic alternatives, reduce costs and preserve cash, we terminated approximately 90% of our work force. During the three months ended March 31, 2024, we incurred $0.2 million of expenses related to the November 2023 RIF which consisted primarily of costs related to retention agreements for employees if they maintain satisfactory job performance and remain employed with the Company through the completion of a sale, merger or voluntary reorganization, liquidation or dissolution of the Company. Expenses related to the November 2023 RIF are included in Selling, general and administrative and Research and development expenses in the condensed statement of operations and comprehensive loss. Depending on the outcome of our plans to consider strategic alternatives, we expect to incur approximately $0.5 million of additional expenses related to the November 2023 RIF, substantially all of which will consist of charges related to the staff reduction.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(6,427)	$(16,465)
Net cash provided by /(used in) investing activities	30	(24)
Net cash provided by financing activities	2	33
Net decrease in cash, cash equivalents and restricted cash	$(6,395)	$(16,456)

Operating activities

During the three months ended March 31, 2024, net cash used in operating activities was $6.4 million, primarily resulting from our net loss of $13.0 million and a decrease of $2.0 million in accrued expenses and other liabilities. These outflows were partially offset by an increase of $2.3 million in accounts payable as well as non-cash items including long-lived asset impairment charges of $1.1 million related to property and equipment and $3.9 million related right-of-use assets and $0.6 million of stock-based compensation.

The reduction in net cash used in operating activities during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was driven by lower employee compensation costs as a result of the November 2023 RIF and other cost reductions as we ceased substantially all of our research and development and manufacturing activities while our Board of Directors considers strategic alternatives.

During the three months ended March 31, 2023, net cash used in operating activities was $16.5 million, primarily resulting from our net loss of $17.8 million. These outflows were partially offset by non-cash items of $1.2 million of stock-based compensation, $0.8 million of non-cash lease expense and $0.2 million of depreciation and amortization, as well as a decrease in prepaid expenses and other current assets of $1.3 million driven by the amortization of insurance-related prepaid expenses.

Investing activities

During the three months ended March 31, 2024, our cash provided by investing activities related to proceeds from the disposal of property and equipment as compared to cash used in investing activities for purchases of property and equipment during the three months ended March 31, 2023.

Financing activities

During the three months ended March 31, 2024, our cash provided by financing activities was related to proceeds from stock option exercises, while our cash provided by financing activities during the three months ended March 31, 2023 was related to proceeds from stock purchases pursuant to the Company's employee stock purchase plan.

Contractual obligations and commitments

Leases

See Note 6. Commitments and contingencies, to our unaudited condensed financial statements included in Item 1 of this Quarterly Report for a summary of our operating lease commitments as of March 31, 2024.

In March 2023, the Company entered into a lease termination agreement with the landlord of our former Redwood City, CA facility. The Company incurred immaterial customary termination and broker fees during the three months ended March 31, 2023. The lease of our former Redwood City, CA facility was terminated on May 12, 2023.

In March 2023, the Company entered into a sublease for laboratory and office space in our current Redwood City, CA facility. The sublease will continue for a term of 7 years, with no option to extend. The minimum annual commitment under the new sublease is approximately $1.0 million with fixed escalations of 3.5% per annum. The sublease commenced for accounting purposes on May 1, 2023 and the Company recorded a lease liability and corresponding right-of-use asset and liability of $7.3 million. While the sublease is still in effect, in November 2023, the Company decided to cease operations in its Redwood City laboratory and office facility and has consolidated all of its operations to its Chicago office during the three months ended March 31, 2024.

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

Our accounting policies and estimates are discussed in our Annual Report. As of March 31, 2024 there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Annual Report.

Recently issued accounting pronouncements

There are no accounting pronouncements pending at March 31, 2024 that we expect to have a material impact on our financial statements or disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the three months ended March 31, 2024.

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
•
an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act; and
•
an exemption from new or revised financial accounting standards until they apply to private companies and from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation.

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

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and Interim CFO concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2024.

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

On or about March 29, 2024, Kriya Therapeutics, Inc., filed an action in the Superior Court of the State of California, County of San Mateo, against the Company captioned Kriya Therapeutics, Inc. v. Talis Biomedical Corporation, Case No. 24-CIV-01947. The complaint alleges that the Company breached the March 2023 sublease for laboratory and office space in its current Redwood City, CA facility referenced above by: (i) allegedly failing to pay rent and other costs allegedly due under the sublease; (ii) allegedly abandoning the premises; and (iii) allegedly failing to maintain certain maintenance agreements for the premises. The complaint seeks unspecified damages, pre- and post-judgment interest, costs of suit including attorneys’ fees and other unspecified costs. The Company’s response to the complaint is due on May 9, 2024. The action has been assigned for all purposes to the Honorable V. Raymond Swope in Department 23 of the Superior Court for the State of California, County of San Mateo. An initial case management conference has been set before the Civil Commissioner of the court for August 28, 2024. No trial date has been set in the action.

Item 1A. Risk Factors.

The risk factor titled “We may not be successful in completing a strategic transaction within a reasonable timeframe, on attractive terms or at all. If we are unable to complete a strategic transaction, then we may cease all operations and seek stockholder approval to voluntarily dissolve and liquidate the Company” beginning on page 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 is hereby supplemented, amended and restated in its entirety to read as follows:

If we are unable to complete a strategic transaction within a reasonable timeframe, on attractive terms or at all, then we may cease all operations or pursue a voluntary reorganization, liquidation or dissolution of the Company.

Since November 2023, we have ceased substantially all of our research and development and manufacturing activities while our Board of Directors considers strategic alternatives. We may be unable to complete a strategic transaction within a reasonable timeframe, on attractive terms or at all, and market conditions, including the historical volatility in our common stock will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing stockholders. There is no set timetable for the overall process given the anticipated timelines for different strategic alternatives may vary, and there can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Given these challenges, if we are unable to complete a strategic transaction, then we may cease all operations and seek a voluntary reorganization, liquidation or dissolution of the Company, which may be in the form of a voluntary bankruptcy petition under Chapters 7 or 11 of the United States Code or a stockholder approved plan of liquidation and dissolution. The completion of a strategic transaction or the voluntary reorganization, dissolution or liquidation of the Company each would have a material adverse effect on our growth strategy and our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

None.

(b) Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC. We received approximately $233 million in net proceeds from our initial public offering. Through March 31, 2024, we have used all of the net proceeds from the offering primarily to fund our research and development activities, manufacturing scale-up project and pre-launch inventory.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

(a) Not Applicable.

(b) Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a)
None.
b)
None.
c)
Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Waiver of Registration Rights entered into as of March 25, 2024 by and between the Registrant and Baker Brothers Life Sciences L.P. and 667, L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-40047), filed with the SEC on March 28, 2024).

10.2

Waiver of Registration Rights entered into as of April 29, 2024 by and between the Registrant and Baker Brothers Life Sciences L.P. and 667, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40047), filed with the SEC on May 3, 2024).

10.3+*	Retention Agreement, dated April 10, 2024, by and between the Company and Rebecca Markovich, Interim Chief Financial Officer.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

*	Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: May 8, 2024	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

Date: May 8, 2024	By:	/s/ Rebecca L. Markovich
Rebecca L. Markovich
Interim Chief Financial Officer