Form 10-Q
period 2024-06-30
Talis Biomedical Corp
filed 2024-08-19
CIK 1584751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 31,686,494 shares of the Registrant’s common stock and preferred stock outstanding, consisting of 1,822,820 shares of common stock and 29,863,674 shares of Series 1 convertible preferred stock which is convertible into 1,990,914 shares of common stock. Our Series 1 convertible preferred stock is a voting common stock equivalent, subject to certain limitations.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
our decision to cease operations in our Redwood City, CA laboratory and suspend all research and development activities;
•
our ability to settle or subordinate claims against the Company in connection with our pending securities class action litigation and the termination of our leases for our Redwood City, CA and Chicago, IL office facilities in a chapter 11 bankruptcy proceeding;
•
our ability to retain key personnel through the completion of the liquidation and dissolution of the Company; and
•
our ability to locate a purchaser for the Talis One system by demonstrating:
o
regulatory clearance pathways for Talis One products;
o
clinical trials and studies necessary to develop and commercialize Talis One products and services;
o
our expectations of the reliability, accuracy and performance of the Talis One products and services, as well as expectations of the benefits to patients, clinicians and providers of our products and services; and
•
impact from future regulatory, judicial, and legislative changes or developments in the United States and foreign countries.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Talis Biomedical Corporation

Condensed Balance Sheets

(in thousands, except for shares and par value)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,867	$76,732
Accounts receivable, net	—	50
Prepaid expenses and other current assets	3,734	901
Total current assets	63,601	77,683
Property and equipment, net	425	3,030
Operating lease right-of-use-assets	7,907	12,419
Other long-term assets	766	1,542
Total assets	$72,699	$94,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,790	$1,339
Accrued compensation	849	3,836
Accrued liabilities	634	715
Operating lease liabilities, current portion	2,923	2,882
Total current liabilities	8,196	8,772
Operating lease liabilities, long-term portion	15,877	16,786
Total liabilities	$24,073	$25,558
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series 1 convertible preferred stock, $0.0001 par value—60,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 29,863,674 shares issued and outstanding as of June 30, 2024 and December 31, 2023; aggregate liquidation preference of $3 as of June 30, 2024 and December 31, 2023	3	3
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 1,822,153 and 1,821,986 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	610,468	609,074
Accumulated deficit	(561,845)	(539,961)
Total stockholders’ equity	48,626	69,116
Total liabilities and stockholders’ equity	$72,699	$94,674

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Grant revenue	$—	$533	$—	$1,614
Product revenue, net	—	48	73	185
Total revenue, net	—	581	73	1,799
Operating expenses:
Cost of products sold	—	7	6	27
Research and development	1,601	10,555	4,134	24,351
Selling, general and administrative	7,977	6,410	19,628	12,809
Total operating expenses	9,578	16,972	23,768	37,187
Loss from operations	(9,578)	(16,391)	(23,695)	(35,388)
Other income, net	729	1,357	1,811	2,523
Net loss and comprehensive loss	$(8,849)	$(15,034)	$(21,884)	$(32,865)
Net loss per share, basic and diluted	$(4.86)	$(8.27)	$(12.01)	$(18.11)
Weighted average shares used in the calculation of net loss per share, basic and diluted	1,822,422	1,817,288	1,822,236	1,814,994

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2023	29,863,674	$3	1,821,986	$—	$609,074	$(539,961)	$69,116
Issuance of common stock upon exercise of stock options	—	—	167	—	2	—	2
Stock-based compensation expense	—	—	—	—	601	—	601
Net loss	—	—	—	—	—	(13,035)	(13,035)
Balance at March 31, 2024	29,863,674	$3	1,822,153	$—	$609,677	$(552,996)	$56,684
Stock-based compensation expense	—	—	—	—	791	—	791
Net loss	—	—	—	—	—	(8,849)	(8,849)
Balance at June 30, 2024	$29,863,674	$3	$1,822,153	$—	$610,468	$(561,845)	$48,626

	Series 1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2022	29,863,674	$3	1,811,396	$—	$604,690	$(477,954)	$126,739
Issuance of common stock pursuant to equity incentive plan	—	—	233	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	4,560	—	33	—	33
Stock-based compensation expense	—	—	—	—	1,183	—	1,183
Net loss	—	—	—	—	—	(17,831)	(17,831)
Balance at March 31, 2023	29,863,674	$3	1,816,189	$—	$605,906	$(495,785)	$110,124
Issuance of common stock pursuant to equity incentive plan	—	—	2,840	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,076	—	1,076
Net loss	—	—	—	—	—	(15,034)	(15,034)
Balance at June 30, 2023	29,863,674	$3	1,819,029	$—	$606,982	$(510,819)	$96,166

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(21,884)	$(32,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,392	2,259
Depreciation and amortization	346	342
Non-cash lease expense	650	3,460
Impairment of long-lived assets	6,006	—
Changes in operating assets and liabilities:
Accounts receivable	50	(224)
Prepaid expenses and other current assets	(2,832)	560
Accounts payable	2,451	(1,307)
Accrued expenses and other liabilities	(3,936)	(2,964)
Net cash used in operating activities	$(17,757)	$(30,739)
Investing activities
Proceeds from disposal of property and equipment	114	—
Purchase of property and equipment	—	(509)
Net cash provided by/(used in) investing activities	$114	$(509)
Financing activities
Proceeds from stock option exercises	2	—
Proceeds from issuance of common stock under employee stock plans	—	33
Net cash provided by financing activities	$2	$33
Net decrease in cash, cash equivalents and restricted cash	(17,641)	(31,215)
Cash, cash equivalents and restricted cash at beginning of period	78,274	131,967
Cash, cash equivalents and restricted cash at end of period	$60,633	$100,752
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for lease liability	$—	$7,265
Remeasurement of operating lease right-of-use asset for lease modification	$—	$(18,696)

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	June 30,
	2024	2023
Cash and cash equivalents	$59,867	$98,200
Restricted cash	—	1,010
Restricted cash – other long-term assets	766	1,542
Total cash, cash equivalents and restricted cash	$60,633	$100,752

See accompanying notes to the unaudited condensed financial statements

Talis Biomedical Corporation

Notes to Condensed Financial Statements (Unaudited)

1. Organization and nature of business

Talis Biomedical Corporation (the Company) is a molecular diagnostic company focused on advancing health equity and outcomes through the delivery of accurate infectious disease testing in the moment of need, at the point of care. Prior to the announcement to consider strategic alternatives in November 2023, the Company planned to develop and commercialize innovative products on its sample-to-answer Talis One system to enable accurate, low cost, and rapid molecular testing. During the three months ended June 30, 2024, the Company suspended all research and development activities. The Company was incorporated in 2013 under the general laws of the State of Delaware and is based in Chicago, Illinois (IL).

Liquidity

The Company has incurred significant losses and negative cash flows since inception, including a net loss of $21.9 million for the six months ended June 30, 2024.

Management expects to continue to incur additional losses in the foreseeable future. Since November 2023, a special committee of the Board of Directors consisting of independent and disinterested directors (the “Special Committee”) has considered equity or debt financing alternatives, and engaged TD Cowen as a financial advisor in evaluating other strategic alternatives, including acquisition, merger, reverse merger, divestiture of assets, licensing or other strategic transactions, or a voluntary reorganization, dissolution or liquidation of the Company. During the three months ended June 30, 2024, the Special Committee completed its evaluation of possible strategic transactions and as of August 19, 2024 had not identified any viable strategic transactions that would be in the best interests of the Company or its stockholders. To further reduce expenditures, as of June 30, 2024, the Company has ceased all research and development and other revenue generating activities.

As of June 30, 2024 the Company had unrestricted cash and cash equivalents of $59.9 million and $0.8 million of restricted cash. The Company expects its existing unrestricted cash and cash equivalents will be sufficient to fund its operations through at least one year from the date these financial statements are issued.

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

The significant accounting policies used in preparation of these condensed financial statements as of and for the three and six months ended June 30, 2024 are consistent with those described in our Annual Report.

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

During the three months ended March 31, 2024, the Company recorded long-lived asset impairment charges of $1.1 million related to property and equipment and $3.9 million related to right-of-use assets within selling, general and administrative expenses in the condensed statement of operations and comprehensive loss. These impairment losses primarily related to the right-of-use asset and property and equipment that the Company used in its operations at its Redwood City laboratory and office facility prior to its decision to abandon this location and consolidate all of its operations to its Chicago office during the first quarter of 2024.

During the three months ended June 30, 2024, in connection with changes in facts and circumstances related to use of certain manufacturing automation equipment, the Company reviewed the carrying amount of the manufacturing automation equipment used to make the Talis One single-use test cartridges for impairment. The estimated fair value of manufacturing automation equipment, if not used to manufacture the Talis One single-use test cartridges, is equal to the fair value of its component parts, which could be sold separately. During the three months ended June 30, 2024, the Company recorded long-lived asset impairment charges of $1.0 million, within selling, general and administrative expenses in the condensed statement of operations and comprehensive loss, to reduce the carrying amount of the manufacturing automation equipment to the estimated fair value of its component parts.

New accounting pronouncements

Recently issued accounting pronouncements

There are no accounting pronouncements pending at June 30, 2024 that we expect to have a material impact on our financial statements or disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the three and six months ended June 30, 2024.

3. Fair value measurement

The following table summarizes the Company's financial assets carried at fair value and measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$53,785	$—	$—	$53,785
Total assets measured at fair value	$53,785	$—	$—	$53,785

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$72,143	$—	$—	$72,143
Total assets measured at fair value	$72,143	$—	$—	$72,143

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

During the three and six months ended June 30, 2024, we incurred $0.4 million and $0.6 million, respectively, of expenses related to the November 2023 RIF which consisted primarily of costs related to retention agreements for employees if they maintain satisfactory job performance and remain employed with the Company through the completion of a sale, merger or a voluntary reorganization, liquidation or dissolution of the Company. Expenses related to the November 2023 RIF are included in Selling, general and administrative and Research and development expenses in the condensed statement of operations and comprehensive loss.

As of June 30, 2024, the Company expects to incur approximately $0.1 million of additional expenses related to the November 2023 RIF, substantially all of which will consist of charges related to retention agreements.

The following table summarizes the activity for the November 2023 RIF accrued liability (in thousands):

Six Months ended June 30, 2024
Balance at December 31, 2023	$2,330
Charges	556
Cash Payments	(2,306)
Balance at June 30, 2024	$580

The November 2023 RIF accrued liability is included in Accrued Compensation on the condensed balance sheet.

5. Revenue

Product revenue, net

In January 2022, we began distributing the Antigen Tests. We derived all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codification (ASC), Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. This program concluded as of December 31, 2022, as the majority of sales of Antigen Tests occurred during 2022. However, during the six months ended June 30, 2024 and 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests already on hand.

The Company operates in one reportable segment. There were no sales to customers outside of the United States during the three and six months ended June 30, 2024 and 2023.

Grant revenue and receivables

NIH grant

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. The Company did not fully utilize the $0.4 million in additional funding that was available under the grant.

The Company did not recognize any revenue related to this grant during the three and six months ended June 30, 2024. During the three months ended June 30, 2023, the Company recognized $0.5 million of revenue related to this grant. During the six months ended June 30, 2023, the Company recognized $1.6 million of revenue related to this grant.

6. Commitments and contingencies

Operating leases

During the first quarter of 2024, the Company abandoned the Redwood City, CA facility and consolidated all of its operations to its Chicago office. The Company recorded long-lived asset impairment charges related to right-of-use asset for its Redwood City laboratory and office facility of $3.9 million during the first quarter of 2024. There were no impairment charges related to right-of-use assets recorded during the three and six months ended June 30, 2023. Refer to Note 2, “Long-lived asset impairment” for more information.

The undiscounted future lease payments for operating leases as of June 30, 2024 are as follows (in thousands):

Operating Leases
2024 (remainder)	1,497
2025	3,055
2026	3,144
2027	3,235
2028	3,329
2029 and thereafter	9,177
Total future minimum lease payments	23,437
Less: imputed interest	(4,637)
Present value of operating lease liabilities	18,800
Less: current portion of lease liabilities	(2,923)
Noncurrent portion of lease liabilities	$15,877

Standby letters of credit

In January 2022, in conjunction with the Company’s former Redwood City, CA operating lease, the Company entered into a standby letter of credit (LOC) in the amount of $1.0 million to secure the lease through its expiration. In March 2023, the Company entered into a lease termination agreement with the landlord of its former Redwood City, CA facility, which accelerated the lease termination date to May 12, 2023. The Company is required to maintain a cash balance of $1.0 million as collateral for the LOC until all criteria in the termination agreement have been met. During the third quarter of 2023 all the criteria in the termination agreement were met and the landlord released the LOC of $1.0 million, which is now classified within cash and cash equivalents on the condensed balance sheet at June 30, 2024 as compared to restricted cash at June 30, 2023.

In March 2023, the Company entered into a sublease for a future laboratory and office space in a Redwood City, CA facility. The Company is required to hold a LOC in the amount of $0.7 million to secure this lease through expiration. The Company is required to maintain a cash balance of $0.7 million as collateral for the LOC, which was classified as restricted cash and included other long-term assets on the balance sheet at December 31, 2023, because it was restricted for a period longer than one year from the balance sheet date. During the three months ended June 30, 2024, the sub-landlord drew down the full amount of this LOC to pay outstanding rent and other costs due under this sublease. The Company did not replenish the LOC and therefore it is no longer maintaining a cash balance of $0.7 million as collateral for the LOC. See the “Contingencies” section within Note 6 for more information.

In conjunction with the Chicago, IL laboratory and office space lease, the Company is required to hold an additional LOC in the amount of $0.8 million to secure this lease through its expiration. The Company is required to maintain a cash balance of $0.8 million as collateral for the LOC, which is classified as restricted cash and included other long-term assets on the condensed balance sheet at June 30, 2024, because it is restricted for a period longer than one year from the balance sheet date. There has been no drawdown from the LOC for the Chicago, IL laboratory and office space lease through June 30, 2024.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also provides indemnification to directors and officers of the Company to the maximum extent permitted under applicable Delaware law. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2024, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims other than potential claims that may arise in connection with the Company’s ongoing securities class action litigation.

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

On or about January 7, 2022, John Modrak filed a class action in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and J.P. Morgan Securities LLC, BofA Securities, Inc., Piper Sandler & Co., and BTIG, LLC, underwriters of the Company’s February 2021 initial public offering (“IPO”), captioned as Modrak v. Talis Biomedical Corp., et al., No. 3:22-cv-00105, purportedly on behalf of shareholders who purchased shares of the Company’s stock that were registered in the Company’s IPO. On February 18, 2022, Karen Mitcham filed a substantively identical lawsuit in the same court captioned as Mitcham v. Talis Biomedical Corp., et al., No. 3:22-cv-01039-JD, against the Company, and the same officers and directors as the Modrak lawsuit. These two cases were consolidated and co-lead plaintiffs were appointed as mandated by the applicable federal securities laws. On December 9, 2022, the Court granted the Company’s motion to dismiss and gave plaintiffs leave to amend their consolidated complaint. On January 13, 2023, the plaintiffs filed an amended complaint, asserting claims for violation of Section 11 of the Securities Act of 1933 (“Securities Act”) against all defendants and Section 15 of the Securities Act against the individual defendants. The amended complaint alleges that the Company’s registration statement and prospectus issued in connection with the Company’s IPO was false and misleading, and omitted to state material adverse facts, related to (1) instrument manufacturing, (2) the reliability and accuracy of the Company’s Talis One COVID-19 test, and (3) the comparator test used in the Company’s primary study in support of its EUA application for the Talis One COVID-19 Test System. The amended complaint seeks unspecified damages under Sections 11 and 15 of the Securities Act, reasonable attorneys’ fees, and other costs. The amended complaint does not assert claims against the above referenced underwriters. On April 28, 2023, the Court denied our motion to dismiss. On February 9, 2024, the Court certified the class and appointed plaintiff Martin Dugan as class representative. Discovery is ongoing. Trial is currently set for February 24, 2025. The Company has not recorded an accrual related to this matter as of June 30, 2024 as it determined that any such loss contingency was not probable or reasonably estimable.

On or about March 29, 2024, Kriya Therapeutics, Inc., filed an action in the Superior Court of the State of California, County of San Mateo, against the Company captioned Kriya Therapeutics, Inc. v. Talis Biomedical Corporation, Case No. 24-CIV-01947. The complaint alleges that the Company breached the March 2023 sublease for laboratory and office space in its current Redwood City, CA facility referenced above by: (i) allegedly failing to pay rent and other costs allegedly due under the sublease; (ii) allegedly abandoning the premises; and (iii) allegedly failing to maintain certain maintenance agreements for the premises. The complaint seeks unspecified damages, pre- and post-judgment interest, costs of suit including attorneys’ fees and other unspecified costs. The Company responded to the complaint on June 7, 2024. The Company filed an answer with affirmative defenses disputing the claims and allegations asserted in the complaint including the unspecified damages, pre- and post-judgment interest, costs of suit including attorneys’ fees and other unspecified costs that Kriya Therapeutics, Inc. is seeking. The Company also filed a cross-complaint against Kriya Therapeutics, Inc., asserting claims for fraud and breach of March 2023 sublease, among others. The Company seeks unspecified damages, a judicial declaration that Kriya Therapeutics, Inc. is in breach of the sublease and the Company has no further obligations under the sublease, and for rescission of the sublease, among other relief. On August 7, 2024, Kriya Therapeutics, Inc., filed an answer with affirmative defenses disputing the claims and allegations in the Company’s cross-complaint. By order dated August 13, 2024, the Superior Court set an initial case management conference for January 2, 2025. No trial date has been set in the action. The Company has not recorded an accrual related to this matter as of June 30, 2024 as it determined that any such loss contingency was not probable or reasonably estimable.

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

7. Stock-based compensation

Stock options

A summary of stock option activity during the six months ended June 30, 2024 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	718,230	$38.28	8.6	$—
Granted	—	$—
Exercised	(167)	$7.43		$0.28
Forfeited	(129,612)	$13.40
Expired	(45,435)	$62.96
Outstanding at June 30, 2024	543,016	$42.16	7.7
Options vested and expected to vest at June 30, 2024	543,016	$42.16	7.7	$200
Options vested and exercisable at June 30, 2024	314,200	$57.09	7.3	$138

As of June 30, 2024, the total unrecognized stock-based compensation related to stock options was $2.9 million, which is expected be recognized over a weighted-average period of approximately 2 years. Total options vested during the three months ended June 30, 2024 were 77,856 with a total grant date fair value of $1.6 million.

Restricted stock units

A summary of RSU activity during the six months ended June 30, 2024 is as follows:

	Number of Units Outstanding	Weighted Average Grant Date Fair Value (per RSU)
Outstanding at December 31, 2023	14,484	$37.43
Granted	—	$—
Vested	(549)	$14.39
Forfeited	(11,620)	$37.15
Outstanding at June 30, 2024	2,315	$44.29

As of June 30, 2024, the total unrecognized stock-based compensation related to RSUs was $0.1 million, which is expected to be recognized over a weighted average period of approximately 1.5 years. Outstanding RSUs as of June 30, 2024 include 549 RSUs that were vested, but not yet delivered.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recorded in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development *	$151	$262	$148	$493
Selling, general and administrative *	640	814	1,244	1,766
Total stock-based compensation	$791	$1,076	$1,392	$2,259

* Net of forfeitures that are accounted for as they occur.

8. Related-party transactions

Registration rights

In March 2021, the Company entered into a registration rights agreement (the Registration Rights Agreement) with Baker Brothers Life Sciences, L.P. and 667, L.P. (the Baker Funds), holders of the Company’s Series 1 convertible preferred stock and related parties. The obligations of the Company regarding such registration rights include, but are not limited to, file a registration statement with the SEC for the registration of registrable securities, reasonable efforts to cause such registration statement to become effective, keep such registration statement effective for up to 30 days, prepare and file amendments and supplements to such registration statement and the prospectus used in connection with such registration statement, and notify each selling holder, promptly after the Company receives notice thereof, of the time when such registration statement has been declared effective or a supplement to any prospectus forming a part of such registration statement has been filed. The terms of the Registration Rights Agreement provide for the payment of certain expenses related to the registration of the shares, including a capped reimbursement of legal fees of a single special counsel for the holders of the shares, but do not impose any obligations for the Company to pay additional consideration to the holders in case a registration statement is not declared effective. On May 10, 2022, the Company filed a registration statement on Form S-3 with the SEC to register the registrable securities pursuant to the Registration Rights Agreement, which registration statement was declared effective on May 24, 2022 (the “Resale Shelf Registration Statement”). Under the Registration Rights Agreement, the Baker Funds also have the right to one underwritten offering per calendar year, but no more than two underwritten offerings or block trades in any twelve-month period, to effect the sale or distribution of their registrable securities, subject to specified exceptions, conditions and limitations. The Registration Rights Agreement also includes customary indemnification obligations in connection with registrations conducted pursuant to the Registration Rights Agreement. In March 2024, the Resale Shelf Registration Statement was terminated because the Company was no longer eligible to register securities on Form S-3 and the Baker Funds waived their rights under the Registration Rights Agreement for a period of thirty (30) days. On April 29, 2024, The Baker Funds agreed to extend this waiver through May 27, 2024. On May 30, 2024, the Baker Funds agreed to further extend this waiver through June 26, 2024, effective as of May 25, 2024. On June 24, 2024, the Baker Funds agreed to further extend this waiver through September 25, 2024, effective as of June 24, 2024.

9. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss – basic and diluted	$(8,849)	$(15,034)	$(21,884)	$(32,865)
Denominator:
Weighted – average number of shares of common stock outstanding – basic and diluted	1,822,422	1,817,288	1,822,236	1,814,994
Net loss per share – basic and diluted	$(4.86)	$(8.27)	$(12.01)	$(18.11)

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

	As of June 30,
	2024	2023
Series 1 convertible preferred stock	29,863,674	29,863,674
Options to purchase common stock	543,016	733,987
Unvested RSUs	2,315	19,317
Total	30,409,005	30,616,978

10. Subsequent Events

On August 19, 2024, based upon the recommendation of the Compensation Committee, the Board of Directors approved and implemented an Employee Retention Plan (the “ERP”) for seven of the Company’s key employees providing for retention bonus payments aggregating approximately $1.6 million and benefits stipends of approximately $259,000. The Board of Directors took these actions in light of the Company’s ongoing evaluation of its financial situation. Each employee will be required to repay the net after-tax value of the retention bonus payments and benefits stipends if he or she is not employed by the Company through certain prescribed dates under certain conditions or if the employee does not use the benefit stipend for the payment of continued health and welfare benefits. For a discussion of the material terms of the ERP, see Part II, Item 5 – Other Information.

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

Recent Developments

In November 2023, due to unforeseen operational challenges, setbacks in product development timelines and volatile market conditions, the Company decided to cease operations in its Redwood City, CA laboratory and office facility and consolidate operations to its Chicago facility and to consider strategic alternatives. Since November 2023, a special committee of the Board of Directors consisting of independent and disinterested directors (the “Special Committee”) has considered equity or debt financing alternatives, and engaged TD Cowen as a financial advisor in evaluating other strategic alternatives, including acquisition, merger, reverse merger, divestiture of assets, licensing or other strategic transactions, or a voluntary reorganization, dissolution or liquidation of the Company. During the three months ended June 30, 2024, the Special Committee completed its evaluation of possible strategic transactions and as of August 19, 2024 had not identified any viable strategic transactions that would be in the best interests of the Company or its stakeholders.

In connection with the evaluation of strategic alternatives and in order to extend our cash, in November 2023 we implemented a cost-savings plan that included a reduction in force of approximately 90% of our positions, with the remaining employees focusing primarily on supporting the exploration and potential completion of strategic alternatives as well as preserving limited manufacturing capabilities to have the ability to support minimal research and development functions throughout this process. During the three months ended June 30, 2024, the Company continued to work on maximizing the value of the Talis One platform by completing a stability study that successfully reduced the invalid rates to below five percent and modified the internal assay automation sequence timing to demonstrate a significant reduction in in the test turn-around-time from approximately 27 minutes to 16 minutes, with further optimization possible. Because the Special Committee was unable to find a viable strategic transaction that would be in the best interests of the Company or its stakeholders, as of June 30, 2024, the Company has ceased all research and development activities. In August 2024, the Board of Directors elected two new directors with experience and expertise in bankruptcy and restructuring matters and appointed them to a special restructuring committee of the Board of Directors (the “Special Restructuring Committee”) and delegated all power and authority of the Board of Directors to the Special Restructuring Committee to oversee the Company’s efforts to limit liabilities and maximize a return to stakeholders, including without limitation overseeing the Company’s defense, settlement or subordination of claims against the Company in connection with the Company’s pending securities class action litigation and the termination of its leases for the Redwood City, CA and Chicago, IL office facilities. Although no definitive decision has been made by the Special Restructuring Committee, the Company anticipates commencing a voluntary petition under Chapter 11 (the “Chapter 11 Case”) of the United States Code (the “Bankruptcy Code”) in the near future to seek resolution of all claims against the Company and an orderly liquidation of its assets and dissolution of the Company.

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

On July 19, 2023, we paused our COVID-19 clinical trials due to an increase in invalid rates and decided to terminate these clinical trials. We have also suspended all other planned clinical trials intended to support regulatory clearance and commercialization of our other tests. During the three months ended June 30, 2024, we ceased all research and development activities.

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

We outsourced a substantial portion of our manufacturing. Design work, prototyping and pilot manufacturing were performed in-house before outsourcing to third-party contract manufacturers. Our outsourced production strategy was intended to drive rapid scalability. Certain of our suppliers of components and materials were single source suppliers. During the six months ended June 30, 2024, we had no supplier provide more than 10% of our materials and equipment purchases. To support a commercial launch, we invested in automated cartridge manufacturing production lines for our Talis One cartridges. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those assets determined to not have an alternative future use have been expensed.

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

We have incurred recurring losses since our inception, including net losses of $21.9 million and $32.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $561.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future.

As of June 30, 2024, we had unrestricted cash and cash equivalents of $59.9 million. Based on our suspension of all research and development and revenue generating activities during the three months ended June 30, 2024, we expect that our unrestricted cash and cash equivalents of $59.9 million as of June 30, 2024 will be sufficient to fund our operations through at least the next 12 months from the date our condensed financial statements are issued.

In March 2023, in order to support our long-term financial objectives, we terminated our former lease for laboratory and office space in Redwood City, CA and entered into a sublease for new laboratory and office space in Redwood City, CA. This move reduced our facilities footprint by two-thirds, and we expected approximately $9.0 million of cash savings on a discounted basis over the life of the lease. While the sublease is still in effect, in November 2023, we decided to cease operations in our Redwood City laboratory and office facility and have consolidated all of our operations to our Chicago office during the first quarter of 2024.

In November 2023, in connection with our plans to consider strategic alternatives, reduce costs and preserve cash, we announced a reduction in force of approximately 90% of our work force (“November 2023 RIF”). As part of these actions, we provided notices to the impacted employees under the Worker Adjustment and Retraining Act (“WARN Act”) for job eliminations that occurred through March 2024.

During the three and six months ended June 30, 2024, we incurred $0.4 million and $0.6 million, respectively, of expenses related to the November 2023 RIF which consisted primarily of costs related to retention agreements for employees if they maintain satisfactory job performance and remain employed with the Company through the completion of a sale, merger or voluntary reorganization, liquidation or dissolution of the Company. Expenses related to the November 2023 RIF are included in Selling, general and administrative and Research and development expenses in the condensed statement of operations and comprehensive loss.

As of June 30, 2024, we expect to incur approximately $0.1 million of additional expenses related to the November 2023 RIF, substantially all of which will consist of charges related to retention agreements.

Components of our results of operations

Revenue

To date, we have not generated any revenue from sales of our Talis One system. As a result of the announcement in November 2023 to consider strategic alternatives, we no longer plan to commercialize the Talis One system.

Product revenue, net

In January 2022, we began distributing the Antigen Tests. We derived all of our product revenue from the sales of the Antigen Tests in accordance with the provisions of Accounting Standards Codifications (ASC), Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. This program concluded as of December 31, 2022, as the majority of sales of Antigen Tests occurred during 2022. However, during the six months ended June 30, 2024 and 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests already on hand.

Grant revenue

In May 2018, the Company was awarded a grant from the NIH for the Diagnostics via Rapid Enrichment, Identification, and Phenotypic Antibiotic Susceptibility Testing of Pathogens from Blood project. In April 2023, the Company exercised a one-year option under the grant, extending the term through April 2024. The Company did not fully utilize the $0.4 million in additional funding that was available under the grant.

The Company did not recognize any revenue related to this grant during six months ended June 30, 2024. During the six months ended June 30, 2023, the Company recognized $1.6 million of revenue related to this grant.

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

Results of operations

Comparison for the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Revenue
Grant revenue	$—	$533	$(533)
Product revenue, net	—	48	(48)
Total revenue, net	—	581	(581)
Operating expenses:
Cost of product sold	—	7	(7)
Research and development	1,601	10,555	(8,954)
Selling, general and administrative	7,977	6,410	1,567
Total operating expenses	9,578	16,972	(7,394)
Loss from operations	(9,578)	(16,391)	6,813
Other income, net	729	1,357	(628)
Net loss and comprehensive loss	$(8,849)	$(15,034)	$6,185

Grant revenue and product revenue, net

Grant revenue relates to the NIH grant. The Company did not recognize any revenue related to this grant during the three months ended June 30, 2024. During the three months ended June 30, 2023, the Company recognized $0.5 million of revenue related to this grant.

We began to generate product sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The change in product revenue, net is driven by the conclusion of the program at the end of 2022. During the three months ended June 30, 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests already on hand.

Cost of product sold

The decrease in product revenue and cost of product sold during the three months ended June 30, 2024 is due to increased volume in units sold during the three months ended June 30, 2023 whereas we did not conduct any product revenue generating activities during the three months ended June 30, 2024.

Research and development expenses

Research and development expenses for the three months ended June 30, 2024 and 2023 were $1.6 million and $10.6 million, respectively, a decrease of $9.0 million. Substantially all of our research and development expenses incurred were related to the development of and manufacturing scale-up for the Talis One system including tests to detect COVID-19 as well as other respiratory, women’s health and sexual health tests. While we were considering strategic alternatives, we continued to work on maximizing the value of the Talis One platform by successfully reducing the invalid rates to below five percent and modifying the internal assay automation sequence timing to demonstrate a significant reduction in the test turn-around-time from approximately 27 minutes to 16 minutes with further optimization possible.

The decline of $9.0 million was driven by a reduction of $3.4 million in payroll and related expenses as a result of the November 2023 RIF and a decrease of $4.1 million in manufacturing and other related costs, such as materials and supplies, as we ceased substantially all of our research and development and manufacturing activities while our Board of Directors considers strategic alternatives. A decrease of $1.1 million in costs for the use of outside services also contributed to the decrease in research and development expenses for the three months ended June 30, 2024. As of June 30, 2024, we have ceased all research and development activities.

Selling, general and administrative expenses

Selling, general and administrative expenses were $8.0 million for three months ended June 30, 2024, compared to $6.4 million for the three months ended June 30, 2023, an increase of $1.6 million. This increase was driven by an increase in costs for the use of outside services of $3.2 million dollars, primarily due to higher legal fees, and the long-lived asset impairment charges of $1.0 million related to property and equipment. These increases were primarily partially offset by a reduction of $1.6 million in payroll and related expenses as a result of the November 2023 RIF, lower costs for the use of outside services of $0.2 million and a decrease in facility and IT related costs of $0.3 million.

Comparison for the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Revenue
Grant revenue	$—	$1,614	$(1,614)
Product revenue, net	73	185	(112)
Total revenue, net	73	1,799	(1,726)
Operating expenses:
Cost of product sold	6	27	(21)
Research and development	4,134	24,351	(20,217)
Selling, general and administrative	19,628	12,809	6,819
Total operating expenses	23,768	37,187	(13,419)
Loss from operations	(23,695)	(35,388)	11,693
Other income, net	1,811	2,523	(712)
Net loss and comprehensive loss	$(21,884)	$(32,865)	$10,981

Grant revenue and product revenue, net

Grant revenue relates to the NIH grant. The Company did not recognize any revenue related to this grant during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company recognized $1.6 million of revenue related to this grant.

We began to generate product sales during January 2022 after we entered into a distribution agreement to sell the Antigen Tests. The change in product revenue, net is driven by the conclusion of the program at the end of 2022. During the six months ended June 30, 2024 and 2023, we earned immaterial amounts of revenue from the remaining sales of Antigen Tests already on hand.

Cost of product sold

The decrease in product revenue and cost of product sold during the six months ended June 30, 2024 is due to increased volume in units sold during the six months ended June 30, 2023 whereas we did not conduct similar product revenue generating activities during the six months ended June 30, 2024.

Research and development expenses

Research and development expenses for the six months ended June 30, 2024 and 2023 were $4.1 million and $24.4 million, respectively, a decrease of $20.2 million. Substantially all of our research and development expenses incurred were related to the development of and manufacturing scale-up for the Talis One system including tests to detect COVID-19 as well as other respiratory, women’s health and sexual health tests. While we were considering strategic alternatives, we continued to work on maximizing the value of the Talis One platform by successfully reducing the invalid rates to below five percent and modifying the internal assay automation sequence timing to demonstrate a significant reduction in the test turn-around-time from approximately 27 minutes to 16 minutes with further optimization possible.

The decline of $20.2 million was driven by a reduction of $6.6 million in payroll and related expenses as a result of the November 2023 RIF and a decrease of $9.1 million in manufacturing and other related costs, such as materials and supplies, as we ceased substantially all of our research and development and manufacturing activities while our Board of Directors considers strategic alternatives. A decrease of $2.2 million in costs for the use of outside services also contributed to the decrease in research and development expenses for the six months ended June 30, 2024. As of June 30, 2024, we have ceased all research and development activities.

Selling, general and administrative expenses

Selling, general and administrative expenses were $19.6 million for six months ended June 30, 2024, compared to $12.8 million for the six months ended June 30, 2023, an increase of $6.8 million. This increase was primarily due to the long-lived asset impairment charges of $2.1 million related to property and equipment and $3.9 million related right-of-use assets recorded during the six months ended June 30, 2024. There was no impairment charge recorded for the six months ended June 30, 2023. An increase in costs for the use of outside services of $5.3 million dollars, primarily due to higher legal fees, also contributed to the increase in selling, general and administrative expenses for the six months ended June 30, 2024. These increases were primarily partially offset by a reduction of $3.3 million in payroll and related expenses as a result of the November 2023 RIF.

Liquidity and capital resources

Sources of liquidity

As of June 30, 2024, we had unrestricted cash and cash equivalents of $59.9 million. We have funded our operations primarily through public equity offerings, private placements of equity securities and through government grants. We believe our unrestricted cash and cash equivalents balance as of June 30, 2024 is sufficient to fund our operations for at least the next 12 months from the date our financial statements are issued.

On February 17, 2021, we completed our initial public offering (IPO), pursuant to which we issued and sold 1,058,000 shares (15,870,000 shares prior to our 1-for-15 reverse stock split on July 5, 2023) of our common stock, at a public offering price of $240 per share ($16.00 per share prior to 1-for-15 our reverse stock split on July 5, 2023). The net proceeds from the IPO were $232.5 million after deducting underwriting discounts and commissions and other offering expenses.

In November 2023, in connection with our plans to consider strategic alternatives, reduce costs and preserve cash, we terminated approximately 90% of our work force. During the six months ended June 30, 2024, we incurred $0.6 million of expenses related to the November 2023 RIF which consisted primarily of costs related to retention agreements for employees if they maintain satisfactory job performance and remain employed with the Company through the completion of a sale, merger or voluntary reorganization, liquidation or dissolution of the Company. Expenses related to the November 2023 RIF are included in Selling, general and administrative and Research and development expenses in the condensed statement of operations and comprehensive loss. As of June 30, 2024, we expect to incur approximately $0.1 million of additional expenses related to the November 2023 RIF, substantially all of which will consist of charges related to retention agreements.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(17,757)	$(30,739)
Net cash provided by /(used in) investing activities	114	(509)
Net cash provided by financing activities	2	33
Net decrease in cash, cash equivalents and restricted cash	$(17,641)	$(31,215)

Operating activities

During the six months ended June 30, 2024, net cash used in operating activities was $17.8 million, primarily resulting from our net loss of $21.9 million partially offset by the adjustment for the non-cash long-lived asset impairment charges of $6.0 million and stock-based compensation expense of $1.4 million. The increase prepaid expenses and other current assets of $2.8 million and the increase in accounts payable of $2.4 million both primarily due to higher legal expenses partially offset by a decrease in accrued expenses and other current liabilities of $3.9 million driven by lower accrued compensation as a result of the November 2023 RIF also contributed to our net cash used in operating activities.

The reduction in net cash used in operating activities during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was driven by lower employee compensation costs as a result of the November 2023 RIF and other cost reductions as we ceased substantially all of our research and development and manufacturing activities while our Board of Directors considers strategic alternatives.

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

Investing activities

During the six months ended June 30, 2024, our cash provided by investing activities related to proceeds from the disposal of property and equipment as compared to cash used in investing activities for purchases of property and equipment during the six months ended June 30, 2023.

Financing activities

During the six months ended June 30, 2024, our cash provided by financing activities was related to proceeds from stock option exercises, while our cash provided by financing activities during the six months ended June 30, 2023 was related to proceeds from stock purchases pursuant to the Company's employee stock purchase plan.

Contractual obligations and commitments

Leases

See Note 6. Commitments and contingencies, to our unaudited condensed financial statements included in Item 1 of this Quarterly Report for a summary of our operating lease commitments as of June 30, 2024.

During the first quarter of 2024, the Company abandoned the Redwood City, CA facility and consolidated all of its operations to its Chicago office.

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

Our accounting policies and estimates are discussed in our Annual Report. As of June 30, 2024 there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Annual Report.

Recently issued accounting pronouncements

There are no accounting pronouncements pending at June 30, 2024 that we expect to have a material impact on our financial statements or disclosures.

Recently adopted accounting standards

We did not adopt any new accounting standards during the six months ended June 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Interim Chief Financial Officer (Interim CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report required by Exchange Act Rules 13a-15(b) or 15d-15(b).

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and Interim CFO concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the six months ended June 30, 2024.

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

On or about March 29, 2024, Kriya Therapeutics, Inc., filed an action in the Superior Court of the State of California, County of San Mateo, against the Company captioned Kriya Therapeutics, Inc. v. Talis Biomedical Corporation, Case No. 24-CIV-01947. The complaint alleges that the Company breached the March 2023 sublease for laboratory and office space in its current Redwood City, CA facility referenced above by: (i) allegedly failing to pay rent and other costs allegedly due under the sublease; (ii) allegedly abandoning the premises; and (iii) allegedly failing to maintain certain maintenance agreements for the premises. The complaint seeks unspecified damages, pre- and post-judgment interest, costs of suit including attorneys’ fees and other unspecified costs. The Company responded to the complaint on June 7, 2024. The Company filed an answer with affirmative defenses disputing the claims and allegations asserted in the complaint including the unspecified damages, pre- and post-judgment interest, costs of suit including attorneys’ fees and other unspecified costs that Kriya Therapeutics, Inc. is seeking. The Company also filed a cross-complaint against Kriya Therapeutics, Inc., asserting claims for fraud and breach of March 2023 sublease, among others. The Company seeks unspecified damages, a judicial declaration that Kriya Therapeutics, Inc. is in breach of the sublease and the Company has no further obligations under the sublease, and for rescission of the sublease, among other relief. On August 7, 2024, Kriya Therapeutics, Inc., filed an answer with affirmative defenses disputing the claims and allegations in the Company’s cross-complaint. By order dated August 13, 2024, the Superior Court set an initial case management conference for January 2, 2025. No trial date has been set in the action.

Item 1A. Risk Factors.

The risk factors under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, as previously supplemented by the risk factors under Part II, Item 1A in or Quarterly Report on Form 10-Q for the three months ended March 31, 2024, are hereby supplemented with the following additional risk factors:

Our business involves risks of liability claims for alleged securities law violations, which could adversely affect our results of operations and financial condition.

As a publicly traded company, we currently face potential liability for alleged violations of securities laws. These types of claims have been brought, sometimes successfully, against companies operating in the bio-tech industry. Any imposition of liability that is not covered by insurance, including, but not limited to, the Company’s obligation to indemnify various parties such as its underwriters, or its officers and directors, or is in excess of insurance coverage could have a material adverse effect on the market price of our common stock.

We expect to commence a voluntary Chapter 11 Case under the Bankruptcy Code, which may cause our common stock to decrease in value or may render our common stock worthless.

We expect to file a voluntary petition under Chapter 11 of the Bankruptcy Code and ultimately seek to liquidate the Company under a plan. The price of our common stock has been volatile following the November 2023 announcement of our reduction in force and exploration of strategic alternatives, as a result of the commencement of the Chapter 11 Case our common stock may further decrease in value or become worthless. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Case is highly speculative and poses substantial risks to purchasers of our common stock. Recoveries in the Chapter 11 Case for holders of common stock, if any, will depend upon, among other things, (a) our ability to (i) defend, settle, estimate, or subordinate claims against the Company in connection with the Company’s pending securities class action litigation, (ii) reject its leases for the Redwood City, CA and Chicago, IL office facilities on favorable terms and (iii) negotiate and confirm a plan, (b) the terms of such plan, (c) the costs associated with the Chapter 11 Case and (d) and the value of our remaining assets. We cannot predict how our common stock will be treated under a plan. We expect our stockholders’ equity to decrease as we use cash on hand to support our wind down operations in bankruptcy. Consequently, there is a significant risk that the holders of our common stock will receive no recovery under the Chapter 11 Case and that our common stock will be worthless.

As a result of the Chapter 11 Case, we are subject to the risks and uncertainties associated with a Chapter 11 Case and operating under Chapter 11 may restrict our ability to operate.

For the duration of the Chapter 11 Case, our operations and our ability to settle claims and dispose of assets will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•
our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Case from time to time, including a motion to estimate the claims arising from the Company’s pending securities class action litigation;
•
our ability to comply with and operate under the requirements and constraints of the Bankruptcy Code and under any cash management, cash collateral, adequate protection, or other orders entered by the Bankruptcy Court from time to time;
•
our ability to fund our limited operations;
•
the high costs and related fees associated with the Chapter 11 Case, including arising from motions or adversary proceedings filed in the Chapter 11 Case by any of our stakeholders;
•
our ability to negotiate and consummate a plan that provides for, among other things, the estimation and subordination of the claims arising from the Company’s pending securities class action litigation to the level of common equity;
•
our ability to negotiate and confirm a sale of substantially all of our assets under Section 363 (or under any plan);
•
our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties that may be necessary to support the Chapter 11 Case, including, but not limited to, those important to permit a sale of assets at the highest or otherwise best value;
•
the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us or to pursue adversary proceedings in the bankruptcy court related to unknown and unforeseeable issues;
•
our ability to retain our current management team and to attract, motivate, and retain key employees;
•
the ability of third parties to seek and obtain court approval to convert the Chapter 11 Case to a case under Chapter 7; and
•
the actions and decisions of our shareholders, creditors and other third parties who have interests in the Chapter 11 Case that may be inconsistent with our plans, including, but not limited to the rights of those parties to conduct discovery or pursue contested matters or other litigation within the context of the Chapter 11 Case.

These risks and uncertainties could affect our business and operations in various ways. Transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the Chapter 11 Case, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Case may have on our ability to resolve all claims against the Company and liquidate our assets on favorable terms or at all.

We do not expect to maintain a listing of our common stock on the Nasdaq Capital Market and intend to deregister our common stock under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Upon commencement of a Chapter 11 Case, we will be subject to delisting from the Nasdaq Stock Market pursuant to Nasdaq Marketplace Rule 5110(b) and intend to pursue a voluntary delisting if not delisted by Nasdaq. In addition, as of June 30, 2024, we had fewer than 300 record holders of our common stock and are eligible to deregister our common stock pursuant to Rule 12h-3 of the Exchange Act. The delisting and deregistration of our common stock will adversely impact our liquidity, impair our stockholders’ ability to buy and sell our common stock, and the market price of our common stock would decrease materially, and there would be no public market for our common stock.

Prosecution of the Chapter 11 Case has consumed and will continue to consume a substantial portion of the time and attention of our management, and we may face increased levels of employee attrition.

While the Chapter 11 Case continues, our management will be required to spend a significant amount of time and effort focusing on the case. During the Chapter 11 Case, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to efficiently navigate the Chapter 11 Case and receive maximum value for our assets, which could have a material adverse effect on any return to our stakeholders.

The recoveries to creditors and shareholders in a Chapter 11 Case are subject to the approval by the Bankruptcy Court of various motions, the denial of which may have a material adverse of effect on any return to our stakeholders.

The recoveries to creditors and shareholders in a Chapter 11 Case depend on the ability of the Company to obtain orders of the Bankruptcy Court authorizing the Company to, among other things, (a) remain as a debtor in possession in the Chapter 11 Case and defeat any motion to appoint a trustee or to convert or dismiss the Chapter 11 Case, (b) subordinate the claims arising from the Company’s pending securities class action litigation to the level of common equity and to estimate such claims in amounts requested by the Company, (c) reject its real property leases and cap the damages of landlords as provided in Section 502(b)(6) of the Bankruptcy Code, and (d) timely confirm a plan.

The recoveries to creditors and shareholders in the Chapter 11 Case are subject to the Company’s insurance carriers providing coverage to fund the prosecution, estimation, subordination, or settlement of the Company’s pending securities class action litigation.

During the Chapter 11 Case, the Company expects it will incur significant fees to prosecute, estimate, and subordinate the claims arising out of the Company’s pending securities class action securities litigation. The Company will pursue this estimation and subordination in the Chapter 11 Case in lieu of a trial on the merits of the pending securities class action litigation; however, if the pending securities class action litigation nonetheless proceeds to trial, the fees, costs, and expenses of a trial could have a material impact on the Company’s assets and negatively affect the market price of the Company’s common stock. Additionally, the failure of the Company to obtain reimbursement of fees related to the estimation motion or a trial on the pending securities class action litigation from its insurers, or the refusal of those insurers to fund any defense of these claims or settlement thereof, would have a material adverse effect on any return to our stakeholders.

If the Bankruptcy Court entered an order converting our Chapter 11 Case to one under Chapter 7 (“Chapter 7”) of the Bankruptcy Code or dismisses the Chapter 11 Case for cause, including our inability to timely confirm a Plan, we would be required to either liquidate under chapter 7 or continue to address claims and liabilities outside of bankruptcy in which case the market price our common stock would decrease materially.

We have not yet negotiated a plan with our stakeholders. . If we are unable to negotiate a plan, upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Case to a case under Chapter 7 or dismiss the Chapter 11 Case. In the event of conversion, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution to creditors in accordance with the priorities established by the Bankruptcy Code. If the Chapter 11 Case were to be dismissed, the Company will have incurred significant costs, and may have to address claims against it under state law, which could be more costly and result in greater liabilities than would be afforded those claims under the Bankruptcy Code. The market price of our common stock would likely decrease materially if the Chapter 11 Cases were converted to Chapter 7 or dismissed.

The Bankruptcy Court may appoint a chapter 11 trustee or an examiner, the costs of which could have a material adverse effect on recoveries to our stakeholders.

Either upon an independent motion or in lieu of converting or dismissing the Chapter 11 Case, upon the showing of “cause,” including fraud, dishonesty, incompetence, or gross mismanagement of the Company’s affairs by current management or if in the interest of creditors, equity security holders, and other interests of the Company, the bankruptcy court may appoint a Chapter 11 trustee. If a Chapter 11 trustee is appointed, he or she displaces the Company’s board and management and investigates the acts, conduct, assets, liabilities, and financial condition of the debtor and thereafter is obligated to file and report regarding this investigation and is then required to negotiate and file a plan as soon as practicable.

If a Chapter 11 trustee is not appointed after a request is made, then the Court shall appoint an examiner if a party requests the appointment of an examiner and it would be in the interest of creditors, any equity security holders, and other interests of the estate or the debtor has fixed, liquidated, unsecured debtors, other than debtors for goods, services, or taxes, or owing to an insider, exceeding $5 million. An examiner does not displace management but has the obligation to investigates the acts, conduct, assets, liabilities, and financial condition of the debtor and thereafter is obligated to file a report of investigation.

While the bankruptcy court has discretion if any party were to file a motion for the appointment of a Chapter 11 Trustee or an examiner, including with respect to the scope and costs of the examiner’s investigation; the appointment of either could have a material impact on the costs of the Chapter 11 case, its length, or the strategy with respect thereto.

We may be subject to claims that will not be discharged in the Chapter 11 case, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan (i) would be subject to compromise and/or treatment under the plan and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan. Any claims not ultimately discharged through a Chapter 11 plan could be asserted against the reorganized company to the extent the Company reorganized and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

None.

(b) Use of Proceeds from our Initial Public Offering of Common Stock

In February 2021, our Registration Statement on Form S-1 (File No: 333-252360) was declared effective by the SEC. We received approximately $233 million in net proceeds from our initial public offering. Through June 30, 2024, we have used all of the net proceeds from the offering primarily to fund our research and development activities, manufacturing scale-up project and pre-launch inventory.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

(a) Not Applicable.

(b) Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a)
On August 19, 2024, based on the recommendation of the Compensation Committee, the Board of Directors adopted and implemented an Employee Retention Plan for seven of the Company’s key employees providing for retention bonus payments aggregating approximately $1.6 million and benefits stipends aggregating approximately $259,000, including the Company named executive officers and their respective retention payments as are set forth in the table below (the “ERP”). The Board of Directors took these actions in light of the Company’s ongoing evaluation of its financial situation. Each participating named executive officer has received a retention bonus (the “Retention Bonus”) equal to 100% of such participant’s current base salary plus a benefits stipend (the “Benefits Stipend”) equal to the cost of such executive officer’s continuation of health and welfare benefits through the retention period, with the Retention Bonus and Benefits Stipend advanced and prepaid subject to the terms and conditions set forth in such participant’s retention letter (each, a “Retention Letter”), including repayment of the net after-tax value of the Retention Bonus and Benefits Stipend if it is not earned on the terms and conditions described below as well as repayment of the Benefits Stipend if it is not used for the payment of continued health and welfare benefits. Each such participant will earn (and not have to repay) his or her Retention Bonus and Benefits Stipend if the participant is employed by the Company on the earlier of (a) the bankruptcy court’s entry of a final, non-appealable order confirming the Company’s chapter 11 plan or (b) the eight (8) month anniversary of the payment of the Retention Bonus (such earlier date, the “Vesting Date”). Each such participant will also earn (and not have to repay) the applicable Retention Bonus and Benefits Stipend in full if the participant’s employment is terminated by the Company without Cause (as defined in the Retention Letter) or by the executive for Good Reason (as defined in the Retention Letter) prior to the Vesting Date, and the participating named executive officer timely signs and does not revoke a standard general release of claims.

The table below shows the Retention Bonus and Benefits Stipend that each participating named executive officer is entitled to receive under the ERP:

Name	Title	Current Base Salary	Retention Bonus	Benefits Stipend
Robert Kelley	Chief Executive Officer	$556,500	$556,500	$50,874
Rebecca Markovich	Interim Chief Financial Officer	357,000	357,000	56,888

The foregoing summaries of the Retention Letters are not complete and are qualified in their entirety by reference to the Retention Letters entered into with Mr. Kelley and Ms. Markovich, respectively, copies of which are filed as Exhibits 10.6 and 10.7 to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

The foregoing disclosure of the ERP and Retention Letters is being provided in this Part II, Item 5 of Form 10-Q in lieu of Items 5.02 and 9.01 of Form 8-K.

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

10.3+*#	Retention Agreement, dated April 10, 2024, by and between the Company and Rebecca Markovich, Interim Chief Financial Officer.

10.4

Waiver of Registration Rights entered into as of May 30, 2024 by and between the Registrant and Baker Brothers Life Sciences L.P. and 667, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40047), filed with the SEC on June 3, 2024).

10.5

Waiver of Registration Rights entered into as of June 24, 2024 by and between the Registrant and Baker Brothers Life Sciences L.P. and 667, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40047), filed with the SEC on June 25, 2024).

10.6+*#	Retention Agreement, dated August 19, 2024, by and between the Company and Robert Kelley, Chief Executive Officer.

10.7+*#	Retention Agreement, dated August 19, 2024, by and between the Company and Rebecca Markovich, Interim Chief Financial Officer.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

*	Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates management contract or compensatory plan
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALIS BIOMEDICAL CORPORATION

Date: August 19, 2024	By:	/s/ Robert J. Kelley
Robert J. Kelley
Chief Executive Officer

Date: August 19, 2024	By:	/s/ Rebecca L. Markovich
Rebecca L. Markovich
Interim Chief Financial Officer